Form 10-Q
period 1995-03-31
ARNOLD INDUSTRIES INC
filed 1995-05-15
CIK 700612

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
(Mark One)

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the


                  Securities Exchange Act of 1934

For the quarterly period ended March 31, 1995.

                                      OR

[ ]   Transition Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

For the transition period from             to             .

Commission File No. 0-10894.

                            ARNOLD INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)

         Pennsylvania                                  23-2200465


(State or other jurisdiction of                 (IRS Employer
incorporation or organization)                   Identification
No.)

                 625 South Fifth Avenue, Lebanon, Pennsylvania
                   (Address of principal executive offices)


                              17042
                            (Zip Code)

                        (717) 274-2521
             (Registrant's telephone number, including area code)

                           No Change
      (Former name, former address and former fiscal year,
                  if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes    X          No

      Common Stock, par value $1.00 per share: 26,634,054 shares outstanding as of May 11, 1995.

                        PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements.

Condensed Consolidated Balance Sheets - March 31, 1995
                                        (Unaudited) and
                                        December 31, 1994

Condensed Consolidated Statements of
      Income (Three Month
      Period - Unaudited)             - March 31, 1995 and 1994

Condensed Consolidated Statements of
      Cash Flows (Three Month
      Period - Unaudited)             - March 31, 1995 and 1994

Notes to Condensed Consolidated Financial Statements

                        ARNOLD INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Unaudited)
                                         March 31,   December 31,
                                               1995         1994


 ASSETS
  Current Assets
   Cash and Cash Equivalents             12,869,098   23,554,745
   Marketable Securities                 16,562,351   18,088,238
   Accounts Receivable, Net              31,304,159   28,557,503
   Deferred Income Taxes                  3,877,175    4,110,806
   Prepaid Expenses and Supplies          5,254,470    4,357,441
       Total Current Assets              69,867,253   78,668,733

  Property and Equipment                280,743,025  261,567,562
  Less:  Accumulated Depreciation        94,612,234   91,964,289
       Total Property and Equipment     186,130,791  169,603,273

  Other Assets
   Goodwill                               9,508,259    8,787,601
   Investments in Limited Partnerships    3,752,651    2,237,183
   Other                                    972,734      982,295
       Total Other Assets                14,233,644   12,007,079

       TOTAL ASSETS                     270,231,688  260,279,085

 LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
   Notes Payable                         27,989,073   27,989,073
   Accounts Payable                       8,628,123    9,755,914
   Income Taxes                           2,956,061    1,540,523
   Estimated Liability for Claims         6,324,626    5,359,288
   Accrued Expenses - Other              11,294,302    9,185,437
       Total Current Liabilities         57,192,185   53,830,235

  Long-Term Liabilities
   Estimated Liability for Claims         9,768,951    9,768,951
   Deferred Income Taxes                 19,919,061   18,946,962
   Other                                  1,310,680    1,275,580
       Total Long-Term Liabilities       30,998,692   29,991,493

  Stockholders' Equity
   Common Stock                          29,942,628   29,942,628
   Paid-In Capital                           75,933       75,283
   Retained Earnings                    161,038,508  155,458,904
   Treasury Stock - At Cost              (9,016,258)  (9,019,458)
       Total Stockholders' Equity       182,040,811  176,457,357

       TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY          270,231,688  260,279,085


 THE ACCOMPANYING NOTES, HERE AND FOLLOWING, ARE AN INTEGRAL PART
 OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        ARNOLD INDUSTRIES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)

                                               Three Months Ended
                                                   March 31,
                                               1995        1994

 Operating Revenues                       83,416,865  75,029,365

 Operating Expenses                       69,998,978  63,117,054

 Operating Income                         13,417,887  11,912,311

 Interest Expense                           (438,747)   (251,712)

 Other Income                                447,996     229,801

 Income Before Income Taxes                13,427,136 11,890,400

 Income Taxes                               4,918,205  4,469,127

 Net Income                                 8,508,931  7,421,273

 Weighted Average Shares Outstanding <FN1> 26,630,071 26,601,994

 Net Income per Common Share <FN1>             .32         .28

 Dividends per Common Share                    .11         .10





<F1>
 NOTE: Common share equivalents are not included since the effect of their inclusion is not material.


 THE ACCOMPANYING NOTES, HERE AND FOLLOWING, ARE AN INTEGRAL PART
 OF THESE CONDENSED FINANCIAL STATEMENTS.

                        ARNOLD INDUSTRIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                                               Three Months Ended
                                                    March 31,
                                                1995       1994

 Operating Activities
   Net Income                                  8,508,931    7,421,273
   Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
     Depreciation and Amortization             6,017,436    4,852,285
     Provision for Deferred Taxes              1,205,730    1,225,027
     Other                                      (702,052)     (92,166)
     Changes in Operating Assets and
       Liabilities:
       (Increase) in Accounts Receivable      (2,746,656)  (2,547,495)
       (Increase) in Prepaid Expenses
          and Supplies                          (897,029)    (449,629)
       Increase in Accounts Payable
         and Accrued Expenses                  3,361,950    6,114,659
       Other                                      35,100       20,968
         Net Cash Provided by Operating
           Activities                         14,783,410   16,544,922

 Investing Activities
  Proceeds from Sale of Investment
     Securities                                2,205,486    8,678,128
  Purchase of Investment Securities             (505,938)  (4,937,969)
  Proceeds from Disposition of Property
     and Equipment                             2,455,547      707,820
  Purchase of Property and Equipment         (24,355,871)  (9,355,066)
  Other                                       (2,342,804)    (848,766)
         Net Cash Used In Investing
           Activities                        (22,543,580)  (5,755,853)

 Financing Activities
  Cash Dividends Paid                         (2,929,327)  (2,660,315)
  Principal Payments on Mortgages
     and Other Debt                               -0-         (51,776)
  Other                                            3,850       16,050
         Net Cash Used In Financing
           Activities                         (2,925,477)  (2,696,041)

 Increase (Decrease) in Cash and Cash
   Equivalents                               (10,685,647)   8,093,028
 Cash and Cash Equivalents at Beginning
   of Year                                    23,554,745    9,311,798

 Cash and Cash Equivalents at End of
   Period                                     12,869,098   17,404,826

 Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
   Interest                                      481,062      272,574
   Income Taxes                                2,304,738    2,620,454

 THE ACCOMPANYING NOTES, HERE AND FOLLOWING, ARE AN INTEGRAL PART
 OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                            ARNOLD INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 1:     Basis of Presentation

      The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. This financial information should be read in conjunction with the Financial Statements and Notes thereto included in the Company's latest annual report on Form 10-K.

      The results of operations for the three-month period ending
March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

      Operating Revenues for the first quarter of 1995 were $83,416,865, an increase of $8,387,500 or 11% over Operating Revenues for 1994's first quarter. For the same periods, Operat-ing Expenses increased $6,881,924 or 11%; Income before Income Taxes increased $1,536,736, an increase of 13%, and Net Income increased $1,087,658, or 15%. Earnings Per Share increased to $.32 for the first quarter of 1995 from $.28 for the first quarter of 1994, a 14% increase.

      Gains reflected in the Company's revenue figures for the first quarter of 1995 as compared to the first quarter of 1994 are attributable to an increase in business volume at the Arnold Logistics companies, Lebarnold, Inc. ("Lebarnold"), SilverEagle Transport, Inc. ("SilverEagle") and D.W. Freight, Inc. ("Dalworth"), which contributed approximately $1 million, $4.7 million and $2.7 million, respectively, to this revenue gain when comparing this first quarter with the same period in 1994. The comparative revenue increases at SilverEagle and Dalworth reflect, among other things, the January 3, 1995, acquisition of substantially all of the assets of T.W. Owens & Sons, Inc. by SilverEagle and the acquisition of the assets of H.R. Hill, Inc. by Dalworth in March 1994.

      The Company's working capital at the end of the first quarter of 1995 was $12,675,068, which is a decrease of $12,163,430 or 49% from the end of the 1994 fiscal year. The main factor contributing to the decrease in working capital was the Company's acquisition of property and equipment, particularly the January 1995 acquisition of T.W. Owens for approximately
$11 million in cash.

      The Company's investment in Property and Equipment (Less Accumulated Depreciation) as of the end of the first quarter of 1995 stood at $186,130,791. This figure represents an increase from December 31, 1994, of $16,527,518 or 10% and reflects the Company's ongoing capital expansion program. Funding for the Company's continuing capital expansion program will be accom-plished through the use of cash generated from current operating and investment activities, supplemented when necessary by short or long-term financing.

      The Company's operating subsidiaries continue to experience fierce pricing competition from others in the trucking industry. Company management remains focused on improving operating effi-ciencies while at the same time seeking growth opportunities by offering expanded trucking and warehousing related services to meet the needs of existing and prospective customers. Management will continue to seek opportunities for profitable expansion of the Company.

      At the Annual Meeting, held May 3, 1995, stockholders re-elected Kenneth F. Leedy, Heath L. Allen and Carlton E. Hughes to serve as members of the Board of Directors, each for a two-year term.


                         PART II.  OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

            (a)   NONE APPLICABLE

            (b)   NONE APPLICABLE


                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ARNOLD INDUSTRIES, INC.
                                          (Registrant)


Date:  May 11, 1995                 By  Heath L. Allen

                                    Heath L. Allen, Secretary



Date:  May 11, 1995                 By  Ronald E. Walborn

                                    Ronald E. Walborn, Treasurer