Form 10-Q/A
period 1995-03-31
ARNOLD INDUSTRIES INC
filed 1995-05-15
CIK 700612

FORM 10-Q/A

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

            (a)   Exhibit 27 - Financial Data Schedule

            (b)   NONE APPLICABLE


                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ARNOLD INDUSTRIES, INC.
                                          (Registrant)


Date:  May 15, 1995                 By  Heath L. Allen

                                    Heath L. Allen, Secretary



Date:  May 15, 1995                 By  Ronald E. Walborn

                                    Ronald E. Walborn, Treasurer