Form 10-Q
period 1995-06-30
ARNOLD INDUSTRIES INC
filed 1995-08-14
CIK 700612

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
(Mark One)

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

For the quarterly period ended June 30, 1995.

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

      Yes    X          No

      Common Stock, par value $1.00 per share: 26,636,454 shares outstanding as of August 8, 1995.

                 PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements.

Condensed Consolidated Balance Sheets   -    June 30, 1995 and
     (Unaudited)                             December 31, 1994

Condensed Consolidated Statements of    -    June 30, 1995
     Income (Three and Six Month             and 1994
     Periods - Unaudited)

Condensed Consolidated Statements of    -    June 30, 1995
     Cash Flows (Six Month                   and 1994
     Periods - Unaudited)

Notes to Condensed Consolidated Financial Statements

                        ARNOLD INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                         June 30,   December 31,
                                           1995       1994


  ASSETS
   Current Assets
        Cash and Cash Equivalents       7,334,061     23,554,745
        Marketable Securities          10,541,740     18,088,238
        Accounts Receivable, Net       32,613,570     28,557,503
        Deferred Income Taxes           3,022,698      4,110,806
        Prepaid Expenses and Supplies   6,476,137      4,357,441
         Total Current Assets          59,988 206     78,668,733

   Property and Equipment             293,010,340    261,567,562
   Less:  Accumulated Depreciation     95,039,327     91,964,289
         Total Property and Equipment 197,971,013    169,603,273

   Other Assets
        Goodwill                        9,416,015      8,787,601
        Investments in Limited
           Partnerships                 4,043,863      2,237,183
        Other                           1,109,803        982,295
         Total Other Assets            14,569,681     12,007,079

        TOTAL ASSETS                  272,528,900    260,279,085


LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities
        Notes Payable                  27,989,073     27,989,073
        Accounts Payable                8,653,451      9,755,914
        Income Taxes                   (1,174,472)     1,540,523
        Estimated Liability for Claims  6,073,352      5,359,288
        Accrued Expenses - Other       11,003,482      9,185,437
         Total Current Liabilities     52,544,886     53,830,235

   Long-Term Liabilities
        Estimated Liability for Claims  9,768,951      9,768,951
        Deferred Income Taxes          21,183,922     18,946,962
        Other                           1,345,780      1,275,580
         Total Long-Term Liabilities   32,298,653     29,991,493

   Stockholders' Equity
        Common Stock                   29,942,628     29,942,628
        Paid-In Capital                    90,410         75,283
        Retained Earnings             166,652,022    155,458,904
        Treasury Stock - At Cost       (8,999,699)    (9,019,458)
         Total Stockholders' Equity   187,685,361    176,457,357

        TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY       272,528,900    260,279,085

 THE ACCOMPANYING NOTES, HERE AND FOLLOWING, ARE AN INTEGRAL PART OF
 THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                        ARNOLD INDUSTRIES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)

                             Six Months Ended        Three Months Ended

                                  June 30,                June 30,
                             1995          1994      1995          1994



 Operating Revenues     166,799,780  141,010,968    83,382,915  65,981,603

 Operating Expenses     139,729,355  120,710,959    69,730,377  57,593,905

 Operating Income        27,070,425   20,300,009    13,652,538   8,387,698

 Interest Expense          (905,369)    (570,581)     (466,622)   (318,869)

 Other Income               769,354      546,375       321,358     316,574

 Income Before Income
     Taxes               26,934,410   20,275,803    13,507,274   8,385,403

 Income Taxes             9,902,021    7,543,618     4,983,816   3,074,491

 Net Income              17,032,389   12,732,185     8,523,458   5,310,912

 Weighted Average Shares
     Outstanding <FN1>   26,631,946   26,606,347    26,633,801  26,610,653

 Net Income per Common
     Share <FN1>             .64         .48             .32        .20

 Dividends per Common
     Share                   .22         .20             .11        .10

<F1>
  NOTE: Common share equivalents are not included since the effect of their inclusion is not material.

 THE ACCOMPANYING NOTES, HERE AND FOLLOWING, ARE AN INTEGRAL PART OF
 THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        ARNOLD INDUSTRIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                                               Six Months Ended
                                                   June 30,
                                                1995       1994

 Operating Activities
     Net Income                              17,032,389      12,732,185
     Adjustments to Reconcile Net Income
       to Net Cash Provided by Operating
       Activities:
          Depreciation and Amortization      12,233,898       9,925,915
          Provision for Deferred Taxes        3,315,068       1,769,868
          Other                              (1,637,572)       (392,018)
          Changes in Operating Assets
            and Liabilities:
            (Increase) in Accounts
               Receivable                    (4,056,067)     (1,041,056)
            (Increase) in Prepaid Expenses
               and Supplies                  (2,118,696)       (410,289)
            Increase (Decrease) in Accounts
               Payable and Accrued Expenses  (1,285,349)        933,388
            Other                                70,200          59,720
               Net Cash Provided by Operating
               Activities                    23,553,871      23,577,713

 Investing Activities
     Proceeds from Sale of Investment
       Securities                             8,512,738      16,116,296
     Purchase of Investment Securities         (615,610)    (10,359,847)
     Proceeds from Disposition of Property
       and Equipment                          5,827,232       1,609,173
     Purchase of Property and Equipment     (44,937,170)    (21,382,799)
     Other                                   (2,737,558)       (993,908)
               Net Cash Used In Investing
               Activities                   (33,950,368)    (15,011,085)

 Financing Activities
     Cash Dividends Paid                     (5,859,073)     (5,321,551)
     Principal Payments on Mortgages
        and Other Debt                                0         (51,776)
     Other                                       34,886          64,876
             Net Cash Used In Financing
             Activities                      (5,824,187)     (5,308,451)

 Increase (Decrease) in Cash and Cash
    Equivalents                             (16,220,684)      3,258,177

 Cash and Cash Equivalents at Beginning
    of Year                                  23,554,745       9,311,798

 Cash and Cash Equivalents at End of Period   7,334,061      12,569,975


 Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
          Interest                              913,533         588,217
          Income Taxes                        9,305,488       8,894,843


 THE ACCOMPANYING NOTES, HERE AND FOLLOWING, ARE AN INTEGRAL PART OF
 THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                     ARNOLD INDUSTRIES, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)



Note I:   Basis of Presentation

     The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. This financial information should be read in conjunction with the Financial Statements and Notes thereto included in the Company's latest annual report on Form 10-K and any intervening reports.

     The results of operations for the three and six-month periods ending June 30, 1995, and 1994 are not necessarily indicative of the results to be expected for the full year.



Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

     Operating Revenues for the second quarter of 1995 were $83,382,915, an increase of $17,401,312 or 26.4% from Operating
Revenues for 1994's second quarter. For the same periods, Operating Expenses increased $12,136,472 or 21.1%; Income Before Income Taxes increased $5,121,871, an increase of 61.1% and Net Income increased $3,212,546 or 60.5%. Earnings Per Share in-creased to $.32 from $.20 for the respective quarters.

     Operating Revenues for the six months ended June 30, 1995 were $166,799,780, an increase of $25,788,812 or 18.3% over the comparable period in 1994. For the same periods, Operating Expenses increased $19,018,396 or 15.8%; Income Before Taxes increased $6,658,607, an increase of 32.8% and Net Income in-creased $4,300,204 or 33.8%. Earnings Per Share increased to $.64 from $.48 for the respective six-month periods.

     The dramatic increase in Operating Revenue, Income Before Taxes and Net Income for the Company's second quarter of 1995, when compared to the second quarter of 1994, is attributable to the Company's careful pursuit of growth opportunities at each of its operating subsidiaries and its aggressive rebound from the short term effects of the nationwide Teamsters' strike experi-enced by New Penn Motor Express, Inc. ("New Penn"), the Company's largest subsidiary, which prevented New Penn from moving freight for twenty-four days in the second quarter of 1994. New Penn's revenues increased by over $12 Million for the second quarter of 1995 as compared to 1994, primarily as a result of increased business volume.

     Revenues among the Arnold Logistics group also continue to grow. Lebarnold, Inc. ("Lebarnold"), SilverEagle Transport, Inc. ("SilverEagle") and D.W. Freight, Inc. ("DW") together produced a revenue increase of approximately $5 Million when compared to their 1994 second quarter performance. This revenue increase results primarily from increased volume at each of these sub-sidiaries and also reflects the January 1995 acquisition of substantially all of the assets of T.W. Owens & Sons, Inc. by SilverEagle.

     Results for the six-month period ended June 30, 1995, com-pared to the same period in 1994, reflect the contrast between two excellent quarters in 1995 and the strike-impaired second quarter of 1994. These results also reflect the ongoing growth of the Company, including both the Owens acquisition in January 1995 and the H.R. Hill acquisition in March 1994 as previously reported.

     The Company's working capital at the end of the second quarter of 1995 was $7,443,320, a decrease of $17,395,178 or
70.0% from the end of the 1994 fiscal year. The main reason for the decrease in working capital was the Company's acquisition of property and equipment, particularly the January 1995 acquisition of T.W. Owens for approximately $11 Million in cash.

     The Company's investment in Property and Equipment (Less Accumulated Depreciation) as of the end of the second quarter of 1995 stood at $197,971,013. This figure represents an increase from December 31, 1994 of $28,367,740 or 16.7%. This increase reflects the Company's ongoing capital expansion program includ-ing the Owens acquisition noted above. Funding for the Company's continuing capital expansion program will be accomplished through the use of working capital generated from current operating and investment activities, supplemented, when necessary, by short or long-term debt financing.

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


                  PART II.  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders.

     On May 3, 1995 the Company held its Annual Meeting of
Stockholders. The following individuals were elected to serve as Directors for a new two-year term:

     Name                          For                 Withheld
     Kenneth F. Leedy              21,168,287          22,541
     Heath L. Allen                21,165,811          25,017
     Carlton E. Hughes             21,168,689          22,139

     Edward H. Arnold, Ronald E. Walborn and Arthur L. Peterson continue in their present two-year terms as Directors.


Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibit 27 - Financial Data Schedule

          (b)  NONE


                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ARNOLD INDUSTRIES, INC.
                                   (Registrant)


Date:  August 10, 1995        By /s/ Heath L. Allen
                                Heath L. Allen, Secretary



Date:  August 10, 1995        By /s/ Ronald E. Walborn
                              Ronald E. Walborn, Treasurer