Form 10-Q
period 1995-09-30
ARNOLD INDUSTRIES INC
filed 1995-11-13
CIK 700612

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


(Mark One)

[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934

For the quarterly period ended September 30, 1995               .

                                              OR

[ ]    Transition Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934

For the transition period from                 to

Commission File No. 0-10894

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

       Yes    X            No

       Common Stock, par value $1.00 per share: 26,636,454 shares outstanding as of November 6, 1995.

                            PART I.  FINANCIAL INFORMATION


Item 1.      Financial Statements.


Condensed Consolidated Balance Sheets - September 30, 1995
       (Unaudited)                                   and December 31, 1994

Condensed Consolidated Statements of
       Income (Three and Nine Month
       Periods - Unaudited)                       - September 30, 1995 and
                                                     1994

Condensed Consolidated Statements of
       Cash Flows (Nine Month
       Period - Unaudited)                        - September 30, 1995 and
                                                     1994

Notes to Condensed Consolidated Financial Statements

                                   ARNOLD INDUSTRIES, INC.
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (Unaudited)

                                                              September 30,  December 31,
                                                                  1995              1994
 ASSETS
   Current Assets
     Cash and Cash Equivalents                                 15,594,819      23,554,745
     Marketable Securities                                     10,548,027      18,088,238
     Accounts Receivable, Net                                  31,699,587      28,557,503
     Deferred Income Taxes                                      3,775,698       4,110,806
     Prepaid Expenses and Supplies                              5,588,907       4,357,441
        Total Current Assets                                   67,207,038      78,668,733

   Property and Equipment                                     295,447,587     261,567,562
   Less:  Accumulated Depreciation                             99,592,218      91,964,289
        Total Property and Equipment                          195,855,369     169,603,273

   Other Assets
     Goodwill                                                   9,323,772       8,787,601
     Investments in Limited Partnerships                        4,033,613       2,237,183
     Other                                                      1,106,871         982,295
        Total Other Assets                                     14,464,256      12,007,079

        TOTAL ASSETS                                          277,526,663     260,279,085

 LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities
     Notes Payable                                             27,989,073      27,989,073
     Accounts Payable                                           8,021,478       9,755,914
     Income Taxes                                              (1,905,900)      1,540,523
     Estimated Liability for Claims                             5,533,481       5,359,288
     Accrued Expenses - Other                                  10,785,296       9,185,437
        Total Current Liabilities                              50,423,428      53,830,235

   Long-Term Liabilities
     Estimated Liability for Claims                             9,768,951       9,768,951
     Deferred Income Taxes                                     24,139,279      18,946,962
     Other                                                      1,367,130       1,275,580
        Total Long-Term Liabilities                            35,275,360      29,991,493

   Stockholders' Equity
     Common Stock                                              29,942,628      29,942,628
     Paid-In Capital                                               90,410          75,283
     Retained Earnings                                        170,794,536     155,458,904
     Treasury Stock - At Cost                                  (8,999,699)     (9,019,458)
        Total Stockholders' Equity                            191,827,875     176,457,357

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            277,526,663     260,279,085


THE ACCOMPANYING NOTES, HERE AND FOLLOWING, ARE AN INTEGRAL PART OF THESE
CONDENSED FINANCIAL STATEMENTS.


                                   ARNOLD INDUSTRIES, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                         (Unaudited)

                                     Nine months Ended               Three Months Ended
                                       September 30,                     September 30,
                                    1995           1994              1995           1994

 Operating Revenues              248,697,282    221,879,157       81,897,502     80,868,189

 Operating Expenses              210,390,980    186,862,081       70,661,625     66,151,122

 Operating Income                 38,306,302     35,017,076       11,235,877     14,717,067

 Interest Expense                 (1,354,666)      (927,866)        (449,297)      (357,285)

 Other Income                      1,095,268        569,348          325,914         22,973

 Income Before Income Taxes
   and Extraordinary Loss         38,046,904     34,658,558       11,112,494     14,382,755

 Income Taxes                     13,941,990     12,967,794        4,039,969      5,424,176

 Income Before
   Extraordinary Loss             24,104,914     21,690,764        7,072,525      8,958,579

 Extraordinary Loss <FN1>                -0-        388,666              -0-        388,666

 Net Income                       24,104,914     21,302,098        7,072,525      8,569,913

 Weighted Average Shares
   Outstanding <FN2>              26,633,465     26,609,746       26,636,454     26,616,431


 Income per Common Share <FN2>
   Income Before
     Extraordinary Loss              .91            .82              .27            .34

   Net Income                        .91            .80              .27            .32

 Dividends per Common Share          .33            .30              .11            .10




<FN1> Write-off of intrastate operating authorities, net of income taxes.

<FN2> Common share equivalents are not included since the effect of their inclusion is not material.


THE ACCOMPANYING NOTES, HERE AND FOLLOWING, ARE AN INTEGRAL PART OF THESE
CONDENSED FINANCIAL STATEMENTS.


                                   ARNOLD INDUSTRIES, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)


                                                                    Nine months Ended
                                                                      September 30,
                                                                  1995            1994
 Operating Activities
   Net Income                                                   24,104,914       21,302,098
   Adjustments to Reconcile Net Income to Net
     Cash Provided by Operating Activities:
       Extraordinary Loss                                              -0-          388,666
       Depreciation and Amortization                            18,613,307       15,136,484
       Provision for Deferred Taxes                              5,517,424        4,692,109
       Other                                                    (1,833,270)        (555,941)
       Changes in Operating Assets and Liabilities:
         (Increase) in Accounts Receivable                      (3,142,084)      (4,208,780)
         (Increase) in Prepaid Expenses and Supplies            (1,231,466)        (850,204)
         Increase (Decrease) in Accounts Payable
          and Accrued Expenses                                  (3,406,807)       3,678,910
         Other                                                      91,550           47,050
          Net Cash Provided by Operating Activities             38,713,568       39,630,392

 Investing Activities
   Proceeds from Sale of Investment Securities                   8,639,341       22,135,561
   Purchase of Investment Securities                              (761,303)     (19,246,591)
   Proceeds from Disposition of Property and Equipment           6,487,742        3,006,636
   Purchase of Property and Equipment                          (49,550,450)     (34,796,012)
   Other                                                        (2,734,627)      (1,054,076)
          Net Cash Used In Investing Activities                (37,919,297)     (29,954,482)

 Financing Activities
   Cash Dividends Paid                                          (8,789,083)      (7,983,045)
   Principal Payments on Mortgages and Other Debt                      -0-          (51,776)
   Other                                                            34,886          112,774
          Net Cash Used In Financing Activities                 (8,754,197)      (7,922,047)

 Increase (Decrease) in Cash and Cash Equivalents               (7,959,926)       1,753,863

 Cash and Cash Equivalents at Beginning of Year                 23,554,745        9,311,798

 Cash and Cash Equivalents at End of Period                     15,594,819       11,065,661


 Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:
     Interest                                                    1,362,014          914,002
     Income Taxes                                               11,870,551       10,756,606

THE ACCOMPANYING NOTES, HERE AND FOLLOWING, ARE AN INTEGRAL PART OF THESE
CONDENSED FINANCIAL STATEMENTS.


                               ARNOLD INDUSTRIES, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                       (UNAUDITED)


Note I:      Basis of Presentation

       The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. This financial information should be read in conjunction with the Financial Statements, Notes and information included in the Company's latest annual report on Form 10-K and any intervening reports.

       The results of operations for the three and nine-month periods ending September 30, 1995, and 1994 are not necessarily indicative of the results to be expected for the full year.



Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations

       Operating Revenues for the third quarter of 1995 were $81,897,502, an increase of $1,029,313 or 1.3% over Operating Revenues for 1994's third quarter. For the same periods, Operat-ing Expenses increased $4,510,503, or 6.8%; Income before Income Taxes decreased $3,270,261, a decrease of 22.7%; and Net Income decreased $1,497,388, or 17.5%. Earnings Per Share decreased to $.27 from $.32 for the respective quarters, a 15.6% decrease.
The Net Income and Earnings per Share figures for the 1994 period reflect an extraordinary charge taken by the Company respecting operating licenses which amounted to a reduction of $388,666 to Net Income, or two cents ($.02) per share.

       Operating Revenues for the nine months ended September 30, 1995 were $248,697,282, an increase of $26,818,125, or 12.1% over the comparable period in 1994. For the same periods, Operating Expenses increased $23,528,899, or 12.6%; Income Before Income Taxes increased $3,388,346, an increase of 9.8%; and Net Income increased $2,802,816, or 13.2%. Earnings Per Share increased from $.80 to $.91, or 13.8%. The Net Income and Earnings per Share figures for 1994 also reflect the extraordinary charge for write-off of intrastate operating authorities noted in the preceding discussion of third quarter results.

       The Company's overall revenue figures for the third quarter of 1995 were slightly ahead of the comparable period in 1994. A $2.6 million drop in third quarter revenue at New Penn Motor Express, Inc. ("New Penn") was offset by a revenue increase of just under $3.6 million at the Arnold Logistics Companies, namely, Lebarnold, Inc. ("Lebarnold") and SilverEagle Transport, Inc. ("SilverEagle") and D.W. Freight, Inc. ("DW"). The revenue gains are attributable primarily to increased volume at the Arnold Logistics subsidiaries. New Penn's decrease is attribut-able to intense competition and to slowing economic conditions in the Northeast.

       The overall gains reflected in the Company's revenue figures for the nine month period ended September 30, 1995, as compared to the same period in 1994, result from revenue gains at each operating subsidiary. Revenues for New Penn for the first nine months of 1995 showed an increase of approximately $9.8 million from the same period in 1994. Revenues for the first nine months of 1995 among the three divisions of the Arnold Logistics group, Lebarnold, SilverEagle and DW, reflect increases of approximately $2.7 million, $11.3 million and $3.0 million, respectively, when compared to the first three quarters of 1994. These revenue increases result primarily from increased volume. Lower 1994 numbers reflect the effects of the Teamsters strike at New Penn in April of 1994.

       The Company's working capital at the end of the third quarter of 1995 was $16,783,610. This is a decrease of $8,054,888 or 32.4% from the end of the 1994 fiscal year. The main reason for the decrease in working capital is the Company's ongoing capital expansion program.

       The Company's investment in Property and Equipment (Less Accumulated Depreciation) as of the end of the third quarter of 1995 stood at $195,855,369. This figure represents an increase from December 31, 1994 of $26,252,096, or 15.5% and reflects the Company's ongoing capital expansion program. Funding for the Company's continuing capital expansion program will likely be accomplished through the use of cash generated from current operating and investment activities, supplemented, when neces-sary, by short or long-term financing. Management continues to seek opportunities for profitable expansion of the Company.

       On October 27, 1995, the Company announced its quarterly cash dividend of $.11 per share.
                            PART II.  OTHER INFORMATION


Item 6.      Exhibits and Reports on Form 8-K.

             (a)    Exhibit 27 - Financial Data Schedule

             (b)    None.

                                      SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ARNOLD INDUSTRIES, INC.
                                               (Registrant)


Date:  November 10, 1995                By  /s/ Heath L. Allen
                                          Heath L. Allen, Secretary



Date:  November 10, 1995                    /s/ Ronald E. Walborn
                                          Ronald E. Walborn, Treasurer