Form 10-Q/A
period 1995-09-30
ARNOLD INDUSTRIES INC
filed 1995-11-17
CIK 700612

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


                              ARNOLD INDUSTRIES, INC.
                                   (Registrant)


Date:  November 17, 1995      By  /s/ Heath L. Allen
                                Heath L. Allen, Secretary



Date:  November 17, 1995          /s/ Ronald E. Walborn
                              Ronald E. Walborn, Treasurer