Form 10-K
period 1995-12-31
ARNOLD INDUSTRIES INC
filed 1996-04-01
CIK 700612

FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1995

                                 OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) SECURITIES
     EXCHANGE ACT OF 1934

                      Commission File No.  0-10894

                         ARNOLD INDUSTRIES, INC.
        (Exact name of registrant as specified in its charter)

Pennsylvania                                   23-2200465
(State or other jurisdiction of               (IRS Employer
incorporation or organization)              Identification No.)

625 South Fifth Avenue, Lebanon, Pennsylvania       17042
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:
(717) 274-2521

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $1.00 Par Value (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
           Yes [X]               No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing sale price of such stock, as of March 19, 1996, was $330,570,848.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                         Outstanding at March 19, 1996
     Common Stock                              26,652,774


               DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Annual Report to Stockholders for the year ended December 31, 1995, and Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 1, 1996, are incorporated into Parts II and III, respec-tively, as set forth herein.

     The total number of pages included in this report, including the cover page, is 47. The exhibit index is located on sequentially numbered page 17.


                              PART I

Item 1.  BUSINESS

     Arnold Industries, Inc. (hereinafter sometimes referred to as "Arnold Industries" or the "Company") was incorporated on February 1, 1982, under the laws of the Commonwealth of Pennsylvania at the direction of the Board of Directors of New Penn Motor Express, Inc. to become a holding company and to effect the reorganization pursuant to which, through requisite stockholder approval, New Penn Motor Express, Inc. became a wholly owned subsidiary of Arnold Industries as of March 31, 1982. The Company is engaged in the trucking and warehousing business.

     The Company's business activities are primarily conducted by four (4) operating subsidiaries. New Penn Motor Express, Inc. ("New Penn") is a less-than-truckload ("LTL") transportation company. Lebarnold, Inc. ("Lebarnold") provides truckload ("TL") service and, under the name Arnold Logistics, warehousing and warehouse-related trucking operations. SilverEagle Transport, Inc. ("SilverEagle"), acquired on March 23, 1992, utilizing the pooling of interests method to account for the acquisition, is a truckload carrier. DW Freight, Inc. ("DW"), acquired on April 17, 1992, utilizing the purchase method to account for the acquisition, is a truckload carrier. In 1995, New Penn, the Company's LTL carrier, contributed approximately fifty percent (50%) of the Company's Operating Revenue. The Company's three TL carriers combined contributed forty-four percent (44%) and Arnold Logistics, its warehousing and related trucking operations, approximately six percent (6%).

                       NEW PENN MOTOR EXPRESS, INC.

     New Penn maintains general offices in Lebanon, Pennsylvania, and transports commodities by motor vehicle on a less-than-truckload basis, operating primarily in interstate commerce in New England and the Middle Atlantic states. The southeastern United States, Indiana, Ohio and Quebec and Ontario, Canada, are serviced through correspondent agreements with certain other high-service carriers in each area. Certain areas in Canada, including Montreal, are now serviced directly by New Penn.
Puerto Rico is serviced by New Penn land service in conjunction with correspondent ocean service. Commodities transported include paper products, food products, textiles, building prod-ucts, metal products, pharmaceuticals, office equipment and supplies, and wearing apparel.

     New Penn operates from twenty-two (22) terminals from which it also consolidates and distributes freight. It also utilizes a correspondent's terminal in Puerto Rico.

Rates and Regulations

     In common with other interstate motor carriers, New Penn is subject to limited Federal economic regulation of its operations, including the territories it serves and the commodities it carries.

     The ICC Termination Act of 1995, effective January 1, 1996, abolished the Interstate Commerce Commission ("ICC") and the traditional economic regulatory scheme administered by that agency, and replaced it with significantly lessened economic regulation, administered by the Federal Highway Administration ("FHWA").

     To the extent rates and charges assessed by New Penn for interstate transportation are published on behalf of New Penn by regional tariff bureaus, such collectively published rates and charges are exempt from the anti-trust laws. However, price competition is now widespread, and such bureau-published rates are of relatively little influence today.

     As a result of Federal law enacted in the past two years, neither interstate rates nor intrastate rates are filed with any regulatory agencies. Changes in rates and charges may now be effected without regulatory approval.

     The FHWA also has jurisdiction over the qualification and the maximum hours of service of drivers and the general safety of operations and motor carrier equipment.

     New Penn's operations are subject to limited regulation by the states through which it operates.

Certificates

     The authorized routes, territories, and commodities to be transported for all property carriers by motor vehicle (except carriers of exempt commodities) are determined by operating authorities issued, in the case of interstate operations, either by FHWA (or formerly by the ICC), and, in the case of intrastate operations, by regulatory agencies of the individual states. Operating authorities relating to the operations of New Penn have been issued to it by the respective regulatory agencies having jurisdiction. Recent legislation has greatly eased the requirements for obtaining interstate and intrastate operating authority.

Employees and Employee Relations

     New Penn has approximately sixteen hundred (1,600) employees (including its officers). Most of the hourly paid employees are covered by contracts with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen, and Helpers of America (Teamsters) effective April 1, 1994, through March 31, 1998.

     Most of the contracts in the trucking industry are negotiated on an industry-wide basis for three to four year periods and contain uniform wage rates, fringe benefits, and other working conditions applicable to all covered motor carriers, including competitors of New Penn, subject to local differences established in riders to the national contracts.

     New Penn employs a sales staff of approximately sixty-five
(65) people, augmented by sales and related efforts of its four
(4) regional managers and twenty-three (23) terminal managers, together with various other marketing and sales staff, to solicit new business and to handle service programs with existing customers.

Competition

     The motor carrier industry is highly competitive, particularly as a result of deregulation of Interstate Commerce Commission operating authority. New Penn competes primarily with other motor common carriers, motor contract carriers, private transportation and railroads. A very substantial number of motor carriers operate within the same areas served by New Penn. Some of the competing carriers are larger than New Penn in terms of tonnage handled and net worth. Furthermore, as a result of deregulation, even more carriers may operate in interstate and intrastate commerce in the same geographical territory in which New Penn is currently operating.

     New Penn believes the competitive position of a trucking company depends upon rates as well as consistency and dependability of service. Price cutting in the trucking industry has become intense. Profitability depends upon New Penn's ability to maximize utilization of revenue equipment and to minimize handling costs.

                               LEBARNOLD, INC.

     Lebarnold, Inc. has two primary operating divisions:
LebArnold (Trucking) and Arnold Logistics (Warehousing and
Related Trucking).

     Lebarnold's trucking division has 48-state authority to serve the general public, although its basic business, that of truckload carriage, is conducted East of the Mississippi. The main operating location for this division is in Camp Hill, Pennsylvania, with another terminal located in Charlotte, North Carolina. Lebarnold also conducts operations from a customer's location in Dayton, Ohio, and a leased terminal near Albany, New York. Most services are being performed in company-owned equipment with company drivers, although in 1992 Lebarnold began utilizing owner-operators to complement its fleet.

     Arnold Logistics serves the assembly, distribution and warehousing needs of its customers primarily from eight (8) separate warehouses in four (4) operating locations with a total capacity of approximately 2 million square feet. These facilities are located in Camp Hill, Mountville and Mechanics-burg, Pennsylvania, and Fort Worth, Texas. Arnold Logistics also maintains approximately 300,000 square feet of warehouse in Wilmington, North Carolina, presently leased to a third party.

     Lebarnold, Inc. has approximately seven hundred sixty (760) employees (including its officers).

                       SILVEREAGLE TRANSPORT, INC.

     SilverEagle is a regional dry freight truckload carrier based in Jacksonville, Florida. Its primary customer base is in the food industry and it has terminals located in Florida, Georgia, North Carolina, New York and Ohio. SilverEagle has approximately seven hundred twenty (720) employees (including its officers), but supplements these with owner/operators.

     In January 1993, SilverEagle opened a terminal in Atlanta, Georgia, to serve the greater Atlanta market (i.e., the area within an approximate 250-mile radius of Atlanta) and to support the SilverEagle linehaul fleet. In January 1995, Arnold Industries, Inc., through its subsidiary, SilverEagle Transport, Inc., acquired substantially all of the assets of T.W. Owens & Sons Trucking, Inc., a Georgia corporation ("Owens"). Owens had been providing transportation services as a truckload carrier in Georgia, South Carolina and other southeastern states, as well as in Ohio and New York. Substantial operating revenues of Owens have involved food and beverage containers and building materials.

                             DW FREIGHT, INC.

     The primary operating unit of DW Freight, Inc. is Dalworth Trucking Co. Dalworth is a truckload carrier based in Grand Prairie, Texas. Its primary customer base is in the container business (typically plastic and glass bottles and aluminum cans). Its fleet consists primarily of 57' trailers--the largest in the industry. This is a highly service-sensitive business where many of the customers require same-day service. Dalworth's main area of operation is in Texas and Oklahoma. However, there are a total of ten states which allow 57' trailers, providing a substantial area for growth of the Dalworth operations. Dalworth has approximately three hundred eighty (380) employees but supplements this with a substantial number of owner-operators.

     In March 1994 Arnold Industries, Inc., through DW Ventures, Inc., a sister corporation to Dalworth Trucking Co., acquired substantially all of the assets of H.R. Hill, Inc., an Oklahoma corporation, and certain related entities (collectively "Hill"). DW Ventures, Inc. did not assume any of Hill's liabilities in the transaction. Hill had been providing transportation services as a truckload carrier in Texas, Oklahoma, Louisiana, Arkansas and other midwestern states primarily to serve the beverage and food industries. Pursuant to the transaction, Arnold Industries acquired Hill's warehousing facilities in Fort Worth, Texas, and Hill's principal operating facility located in Muskogee, Oklahoma.

                                GENERAL

     Truckload carriers no longer file tariff rates with the ICC. Lebarnold, SilverEagle and D.W. Freight trucking operations are, in general, subject to regulation and competitive factors in their respective areas of operation similar to that experienced by New Penn.

     Lebarnold, SilverEagle and D.W. Freight are not subject to collective bargaining.

Item 2.  PROPERTIES

     Headquarters. Arnold Industries and New Penn maintain executive and general offices at 625 South Fifth Avenue, Lebanon, Pennsylvania 17042. Lebarnold, Inc. maintains its principal office at 4410 Industrial Park Road, Camp Hill, Pennsylvania 17011. SilverEagle Transport, Inc.'s principal office is located at 9523 Florida Mining Boulevard, Jacksonville, Florida 32257. Dalworth Trucking Co.'s principal office is located at 3375 High Prairie Avenue, Grand Prairie, Texas 75050. The companies own their principal office locations.

     Facilities. New Penn maintains general commodities terminal facilities in twenty-two (22) cities situated in seven (7) states and Quebec province. On December 31, 1995, seventeen (17) of the terminals were owned by the Company or its subsidiaries and five
(5) were leased from unrelated parties. The terminals owned are located as follows: Southington, CT; Elkridge, MD; Billerica, MA; South Kearney, NJ; Trenton, NJ; Albany, NY; Cheektowaga, NY; Maspeth, LI, NY; Rochester, NY; Camp Hill, PA; Lancaster, PA; Cinnaminson, NJ; Neville Island, PA; Reading, PA; Dunmore, PA; Milton, PA; and Cranston, RI. Leases for terminal sites in Springfield, MA; Rock Tavern, NY; Syracuse, NY; Altoona, PA; and Stanhope, Quebec, expire from time to time over the next several years. Management believes the leases will be renewed or replaced by other leases in the normal course of business. New Penn also operates from a correspondent terminal in Cantano, Puerto Rico.

     Lebarnold owns and operates trucking terminals in Camp Hill, Pennsylvania, and Charlotte, North Carolina. It also leases a terminal in Selkirk, New York (near Albany), which it will renew or replace in the normal course of business. Lebarnold owns and, through Arnold Logistics, operates five (5) warehouse facilities in two (2) locations, Camp Hill, Pennsylvania and Mechanicsburg, Pennsylvania, totaling approximately 1,577,000 square feet. Lebarnold also leases approximately 300,000 square feet of additional warehouse space for Arnold Logistics' use in Mountville, Pennsylvania. The lease runs to February 1998, and will be renewed or replaced in normal course. In 1982, Lebarnold acquired, from an unrelated third party, 90 acres near Wilmington, North Carolina, on which are located approximately 320,000 square feet of warehouse space. This facility is presently leased to an unrelated third party.

     SilverEagle presently maintains seven (7) terminals to support its operations. These are located in Jacksonville and Jasper, Florida; Albany, Atlanta and Fairburn, Georgia; Greensboro, North Carolina; and Newark, Ohio. The terminals in Jacksonville, Jasper, Albany, Atlanta and Fairburn are owned by SilverEagle. The remaining facilities are leased from unrelated third parties. These leases expire from time to time over the next several years. Management believes these leases will be renewed or replaced in the normal course of business. The terminals in Fairburn, Georgia, and Newark, Ohio, were added in January 1995 with the acquisition of substantially all of the assets of T.W. Owens & Sons Trucking, Inc.

     Dalworth presently maintains five (5) terminal and/or drop-off locations in, respectively, Grand Prairie, Texas; Houston, Texas; Paris, Texas; Muskogee, Oklahoma, and Henryetta, Oklahoma. Dalworth owns its facility in Grand Prairie, Texas. A Dalworth affiliate presently owns the Paris, Texas and Muskogee, Oklahoma facilities. The remaining facilities are all under current leases with unrelated parties, which expire from time to time over the next several years. Management believes these leases will be renewed or replaced in the normal course of business. A Dalworth affiliate also owns two warehouses totalling approximately 150,000 square feet in the Ft. Worth, Texas area, which are managed by Arnold Logistics.

Item 3.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company, to which the Registrant or its subsidiaries are party or to which any of their property is subject.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                                  NONE

                                PART II

Item 5.  MARKET INFORMATION

     There is incorporated herein by reference the information appearing under the captions "Quarterly Performance" and "Price Range Common Stock" on page 19 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1995. It is anticipated that comparable cash dividends will continue to be paid in the future.

     The number of holders of record of the Company's common stock as of March 18, 1995, was approximately 1,200. However, the Company believes there are substantially more beneficial owners of Company stock than reflected by the number of record holders.

     The Registrant's common stock is traded in the over-the-counter market on the NASDAQ National Market System under the symbol "AIND." Prices shown are the actual high and low close for the periods given. The closing price of the Company's common stock on March 19, 1996, was 16.

Item 6.  SELECTED FINANCIAL DATA

     There is incorporated herein by reference the information appearing under the caption "Ten-Year Financial Summary" on pages
22-23 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1995.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

     There is incorporated herein by reference the information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 20 and 21 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1995.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of Arnold Industries, Inc. and its subsidiaries, included on pages 11 through 17 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1995, are incorporated by reference herein:

     Consolidated Balance Sheets - December 31, 1995 and 1994.
     Consolidated Statements of Income - Years Ended December 31,
            1995, 1994 and 1993.
     Consolidated Statements of Stockholders' Equity - Years
            Ended December 31, 1995, 1994 and 1993.
     Consolidated Statements of Cash Flows - Years Ended
            December 31, 1995, 1994 and 1993.
     Notes to Consolidated Financial Statements.

     Also, there is incorporated herein by reference the "Report of Independent Accountants" and information appearing under the caption "Quarterly Performance" on pages 18 and 19, respectively, of the Registrant's Annual Report to Stockholders for the year ended December 31, 1995. The Company's write-off of intrastate operating rights described in Note 12 to its Consolidated Financial Statements (approximately $.02 per share) was recorded in the Third Quarter of 1994.

                                     PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     There is incorporated herein by reference the information appearing under the captions "Directors" and "Executive Officers" in the Registrant's definitive proxy statement for the Annual
Meeting of Stockholders on May 1, 1996.

     There have been no events under the bankruptcy act, no criminal proceedings and no judgments or injunctions during the past five (5) years which would be material to an evaluation of any Director or Executive Officer.

Item 11.  EXECUTIVE COMPENSATION

     There is incorporated herein by reference the information appearing under the captions "Executive Officers", "Executive Compensation and Other Benefits", "Performance Graph," "Report on Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the Registrant's definitive proxy statement for the Annual Meeting of Stockholders on May 1, 1996.

     No other remuneration payments are proposed to be made in the future, directly or indirectly, by or on behalf of Arnold
Industries and its subsidiaries, pursuant to any plan or arrangement, to any Director or Executive Officer of the Company except as disclosed above.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     There is incorporated herein by reference the information appearing under the caption "Security Ownership of Directors, Officers and Certain Beneficial Owners" in the Registrant's definitive proxy statement for the Annual Meeting of Stockholders on May 1, 1996.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is incorporated herein by reference the information appearing under the caption "Certain Transactions" in the Regis-trant's definitive proxy statement for the Annual Meeting of Stockholders on May 1, 1996.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K.

(a) (1) The following consolidated financial statements of the registrant and its subsidiaries, included on pages 11 to 17 in the Registrant's Annual Report to Stockholders for the year ended December 31, 1995 and the report of independent accountants on page 18 of such report are incorporated herein by reference in Item 8:

     Financial statements:

         Consolidated Balance Sheets - December 31, 1995 and 1994
         Consolidated Statements of Income - Years Ended
             December 31, 1995, 1994 and 1993
         Consolidated Statements of Stockholders' Equity - Years
             Ended December 31, 1995, 1994 and 1993
         Consolidated Statements of Cash Flows - Years ended
             December 31, 1995, 1994 and 1993
         Notes to Consolidated Financial Statements

     Independent Accountants' Report

     Selected Quarterly Financial Data - Years Ended
             December 31, 1995 and 1994:

             Quarterly performance data, included on page 19 in the Registrant's Annual Report to Stockholders for the year ended December 31, 1995, is incorporated herein by reference.

     (2) The following financial statement schedules for the years 1995, 1994 and 1993 are submitted herewith:

             Schedule II  -  Valuation and qualifying accounts
                                 and reserves

             Report of Independent Accountants

     All other schedules are omitted because they are not required, inapplicable or the information is otherwise shown in the financial statements or notes thereto.

     (3)  Exhibits included herein:

          Exhibit 3 - Articles of incorporation and bylaws (Articles of Incorporation of the Company, as amended, and By-laws of the Company (filed as Exhibits 3.1 and 3.2 to Registrant's Form 10-K for the fiscal year ended December 31, 1989, and incorporated herein by reference).

          Exhibit 13 - 1995 Annual Report to Stockholders

          Exhibit 22 - Subsidiaries of the Registrant

          Exhibit 24.1 - Consent of Coopers & Lybrand L.L.P.

          Exhibit 27 - Financial Data Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K have been filed by the Registrant during the last quarter of the period covered by this report.

                    ARNOLD INDUSTRIES, INC. AND SUBSIDIARIES
                                      Schedule II
                      Valuation and Qualifying Accounts and Reserves
                  for the years ended December 31, 1995, 1994 and 1993

                                                Additions
                                 Balance at  Charged to  Charged to             Balance
                                 beginning   costs and   other        Deduc-    at end
    Description                  of period   expenses    accounts<F1> tions<F2> of year
 Year ended December 31, 1995

 Allowance for doubtful accounts $   895,563 $   589,513 $   88,797 $   465,822 $ 1,108,051

 Estimated liability for claim   $15,045,879 $12,765,543       -    $12,458,631 $15,352,791

 Year ended December 31, 1994

 Allowance for doubtful accounts $   883,725 $   644,893 $   62,086 $   695,141 $   895,563

 Estimated liability for claims  $13,388,882 $ 9,992,022       -    $ 8,335,025 $15,045,879

 Year ended December 31, 1993

 Allowance for doubtful accounts $ 1,153,925 $    251,661 $  51,400 $   573,261 $   883,725

 Estimated liability for claims  $12,119,217 $10,642,375       -    $ 9,372,710 $13,388,882


<F1>
     1   Recoveries
<F2>
     2 Accounts deemed to be uncollectible and changed to allowance for doubtful accounts and payments made for estimated liability for claims.


            [Letterhead of Coopers & Lybrand L.L.P.]


                   Report of Independent Accountants


The Board of Directors
Arnold Industries, Inc.
Lebanon, Pennsylvania

Our report on the consolidated financial statements of Arnold Industries, Inc. and Subsidiaries has been incorporated by reference in this Form 10-K from page 18 of the 1995 Annual Report to Stockholders of Arnold Industries, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule II included in this Form 10-K. This supplementary financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this supplementary financial statement schedule based on our audit.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statement taken as a whole, presents fairly, in all material respects, the information required to be included therein.


/s/ Coopers & Lybrand L.L.P.

COOOPERS & LYBRAND L.L.P.

One South Market Square
Harrisburg, Pennsylvania
February 24, 1996


                                     SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 1996.

                                  ARNOLD INDUSTRIES, INC.


                                  By   /s/ E. H. Arnold
                                    E. H. Arnold, President


                                  By   /s/ Paul L. Shiffler
                                    Paul L. Shiffler, Chief Financial Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed by the following persons in their capacities as indicated below.


         Name                              Date


     /s/ E. H. Arnold                     March 27, 1996
E. H. Arnold
President and Director


     /s/ Kenneth F. Leedy                 March 27, 1996
Kenneth F. Leedy
Executive Vice President and Director


     /s/ Ronald E. Walborn                March 27, 1996
Ronald E. Walborn
Treasurer and Director


     /s/ Heath L. Allen                   March 27, 1996
Heath L. Allen
Secretary and Director


                                 INDEX TO EXHIBITS

                                                                  Sequential
                                                                  Page No.

Exhibit 13     -     1995 Annual Report to Stockholders

Exhibit 22     -     Subsidiaries of Registrant

Exhibit 24.1   -     Consent of Coopers & Lybrand L.L.P.

Exhibit 27     -     Financial Data Schedule