Form 10-Q
period 1996-03-31
ARNOLD INDUSTRIES INC
filed 1996-05-15
CIK 700612

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

For the quarterly period ended March 31, 1996.

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

      Yes    X          No

      Common Stock, par value $1.00 per share: 26,653,974 shares outstanding as of May 8, 1996.


                        PART I.  FINANCIAL INFORMATION


Item 1.     Financial Statements.


Condensed Consolidated Balance Sheets - March 31, 1996
                                        (Unaudited) and
                                        December 31, 1995

Condensed Consolidated Statements of
      Income (Three Month
      Period - Unaudited)             - March 31, 1996 and 1995

Condensed Consolidated Statements of
      Cash Flows (Three Month
      Period - Unaudited)             - March 31, 1996 and 1995

Notes to Condensed Consolidated Financial Statements


                               ARNOLD INDUSTRIES, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)

                                                     March 31,     December 31,
                                                        1996         1995
ASSETS
  Current Assets
    Cash and Cash Equivalents                         12,272,661     5,769,772
    Marketable Securities                             11,316,398     8,503,995
    Accounts Receivable, Net                          32,644,196    31,344,382
    Deferred Income Taxes                              4,386,806     4,408,898
    Prepaid Expenses and Supplies                      4,834,602     4,666,710
    Refundable Income Taxes                                  -0-     1,418,300
        Total Current Assets                          65,454,663    56,112,057

  Property and Equipment                             305,689,161   304,961,299
  Less:  Accumulated Depreciation                    108,150,765   105,138,829
        Total Property and Equipment                 197,538,396   199,822,470

  Other Assets
    Goodwill                                           9,139,285     9,231,529
    Investments in Limited Partnerships               10,531,390    10,677,567
    Other                                                880,008     1,032,940
        Total Other Assets                            20,550,683    20,942,036

        TOTAL ASSETS                                 283,543,742   276,876,563

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Notes Payable                                     16,692,749    16,692,749
    Accounts Payable                                   8,873,176     7,316,348
    Income Taxes                                         801,883           -0-
    Estimated Liability for Claims                     7,932,071     6,280,942
    Accrued Expenses - Other                          11,342,796     9,602,991
        Total Current Liabilities                     45,642,675    39,893,030

  Long-Term Liabilities
    Estimated Liability for Claims                     8,282,439     9,169,106
    Deferred Income Taxes                             26,120,587    25,995,320
    Notes Payable                                      4,543,310     5,048,581
    Other                                              1,438,062     1,401,762
        Total Long-Term Liabilities                   40,384,398    41,614,769

  Stockholders' Equity
    Common Stock                                      29,942,628    29,942,628
    Paid-In Capital                                      155,303       135,260
    Retained Earnings                                176,371,720   174,260,390
    Treasury Stock - At Cost                          (8,952,982)   (8,969,514)
        Total Stockholders' Equity                   197,516,669   195,368,764

        TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                      283,543,742   276,876,563

THE ACCOMPANYING NOTES, HERE AND FOLLOWING, ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                               ARNOLD INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                        1996          1995

Operating Revenues                                   82,391,790    83,416,865

Operating Expenses                                   74,158,231    69,998,978

Operating Income                                      8,233,559    13,417,887

Interest Expense                                       (322,524)     (438,747)

Other Income                                           (213,983)      447,996

Income Before Income Taxes                            7,697,052    13,427,136

Income Taxes                                          2,654,247     4,918,205

Net Income                                            5,042,805     8,508,931

Weighted Average Shares Outstanding (Note)           26,650,185    26,630,071

Net Income per Common Share (Note)                      .19           .32

Dividends per Common Share                              .11           .11



NOTE: Common share equivalents are not included since the effect of their inclusion is not material.


THE ACCOMPANYING NOTES, HERE AND FOLLOWING, ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



                               ARNOLD INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                                          Three Months Ended
                                                               March 31,
                                                           1996        1995
Operating Activities
  Net Income                                             5,042,805   8,508,931
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
      Depreciation and Amortization                      6,871,903   6,017,436
      Provision for Deferred Taxes                         147,359   1,205,730
      Other                                               (217,548)   (702,052)
      Changes in Operating Assets and Liabilities:
        (Increase) in Accounts Receivable               (1,299,814) (1,159,828)
        (Increase) in Prepaid Expenses and
           Supplies                                       (167,892)   (781,733)
        Increase in Accounts Payable
           and Accrued Expenses                          6,281,278   3,361,950
        Other                                               36,300      35,100
          Net Cash Provided by Operating
             Activities                                 16,694,391  16,485,534

Investing Activities
  Proceeds from Sale of Investment Securities               96,576   2,205,486
  Purchase of Investment Securities                     (2,908,570)   (505,938)
  Proceeds from Disposition of Property and
    Equipment                                            1,609,584   2,455,547
  Purchase of Property and Equipment                    (5,607,755)(15,750,195)
  Capital Contributions to Limited Partner-
    ships                                                      -0-  (1,546,245)
  Acquisition of Primary Assets of
    T.W. Owens & Sons, Inc.                                    -0- (11,120,700)
  Other                                                     18,834      16,341
          Net Cash Used In Investing
             Activities                                 (6,791,331)(24,245,704)

Financing Activities
  Cash Dividends Paid                                   (2,931,475) (2,929,327)
  Principal Payments on Long-term Debt                    (505,271)        -0-
  Other                                                     36,575       3,850
          Net Cash Used In Financing
             Activities                                 (3,400,171) (2,925,477)

Increase (Decrease) in Cash and Cash
  Equivalents                                            6,502,889 (10,685,647)

Cash and Cash Equivalents at Beginning
  of Year                                                5,769,772   23,554,745

Cash and Cash Equivalents at End of Period              12,272,661   12,869,098

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                               347,930      481,062
    Income Taxes                                           288,358    2,304,738

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

      The results of operations for the three-month period ending
March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations


      Operating Revenues for the first quarter of 1996 were $82,391,790, a decrease of $1,025,075 or 1% under Operating Revenues for 1995's first quarter. For the same periods, Operat-ing Expenses increased $4,159,253 or 6%; Income before Income Taxes decreased $5,730,084, a decrease of 43%, and Net Income decreased $3,466,126, or 41% to $5,042,805. Earnings Per Share decreased to $.19 for the first quarter of 1996 from $.32 for the first quarter of 1995, a 41% decrease.

      The Company's revenue figures for the first quarter of 1996 as compared to the first quarter of 1995 are essentially un-changed due to level business volume at the Arnold Transportation Services companies, Lebarnold, Inc. ("Lebarnold"), SilverEagle Transport, Inc. ("SilverEagle") and D.W. Freight, Inc. ("Dal-worth") and at New Penn Motor Express, Inc. ("New Penn").

      Set forth below is a schedule of the Unaudited Operating
Revenues, Expenses and Operating Income of the LTL and TL companies:

                                           (Dollars in Thousands)
                                       First Quarter Ended March 31,
                                          1996                   1995

                                    Amount        %        Amount        %
NEW PENN MOTOR EXPRESS
AND RELATED COMPANIES (LTL)
      Operating Revenues            41,503      100.0       42,780      100.0
      Operating Expenses            34,586       83.3       33,711       78.8
        Operating Income             6,917       16.7        9,069       21.2


                                           (Dollars in Thousands)
                                       First Quarter Ended March 31,
                                          1996                   1995

                                    Amount        %         Amount        %

ARNOLD TRANSPORTATION SERVICES (TL)
      Operating Revenues            40,888      100.0       40,637      100.0
      Operating Expenses            39,572       96.8       36,288       89.3
        Operating Income             1,316        3.2        4,349       10.7


      The Company's working capital at the end of the first quarter of 1996 was $19,811,988, which is an increase of $3,592,961 or 22% from the end of the 1995 fiscal year. Factors contributing to the increase in working capital were the Com-pany's profitable first quarter and lower capital expenditures.

      The Company's investment in Property and Equipment (Less Accumulated Depreciation) as of the end of the first quarter of 1996 stood at $197,538,396. This figure represents a decrease from December 31, 1995, of $2,284,074 or 1% and reflects an increase in accumulated depreciation and a temporary slackening in the Company's ongoing capital expansion program. Funding for the Company's continuing capital expansion program will be accom-plished through the use of cash generated from current operating and investment activities, supplemented when necessary by short or long-term financing.

      Results for the first quarter of 1996 were adversely affected by problems faced by the trucking industry as a whole, primarily over-capacity for current freight demand and weather. All divisions of Arnold Industries have been facing severe competition in the form of price-cutting. Throughout the North-east and Middle Atlantic States, the sections of the country in which New Penn operates, the first quarter of 1996 produced some of the worst winter weather in many years. New Penn continued to provide outstanding service, but did so at far higher cost than usual. New Penn experienced some growth in daily revenues in March, but the month of March had two fewer working days in 1996 than in 1995. SilverEagle and Lebarnold encountered winter snow and ice, and Dalworth's operations were hurt by flooding. Texas deregulated intra-state carriage, and several carriers entered a market that already was showing signs of trouble, which seriously impacted Dalworth's operating revenues and profitability. Fuel prices rose dramatically in the first quarter and remain unusu-ally high.

      Company management remains focused on improving operating efficiencies while at the same time seeking growth opportunities by, among other things, offering expanded trucking and ware-housing related services to meet the needs of existing and prospective customers. Management will continue to seek oppor-tunities for profitable expansion of the Company.

      At the Annual Meeting, held May 1, 1996, stockholders re-elected Edward H. Arnold, Ronald E. Walborn and Arthur L. Peterson to serve as members of the Board of Directors, each for a two-year term. The Company also announced that the Board of Directors declared the regular quarterly dividend of eleven cents per share, payable June 3, 1996, to stockholders of record on May 17, 1996.


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


                                    ARNOLD INDUSTRIES, INC.
                                          (Registrant)


Date:  May 13, 1996                 By  /s/ Heath L. Allen
                                      Heath L. Allen, Secretary



Date:  May 13, 1996                     /s/ Ronald E. Walborn
                                    Ronald E. Walborn, Treasurer