Form 10-Q
period 1996-06-30
ARNOLD INDUSTRIES INC
filed 1996-08-14
CIK 700612

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

For the quarterly period ended June 30, 1996.

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

     Yes    X         No

     Common Stock, par value $1.00 per share: 29,942,628 shares outstanding as of August 8, 1996.



                      PART I.  FINANCIAL INFORMATION


Item 1.    Financial Statements.

Condensed Consolidated Balance Sheets        -     June 30, 1996 and
     (Unaudited)                                      December 31, 1995

Condensed Consolidated Statements of         -     June 30, 1996
     Income (Three and Six Month                      and 1995
     Periods - Unaudited)

Condensed Consolidated Statements of         -     June 30, 1996
     Cash Flows (Six Month                            and 1995
     Periods - Unaudited)

Notes to Condensed Consolidated Financial Statements


                             ARNOLD INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                     June 30,    December 31,
                                                       1996          1995
ASSETS
  Current Assets
    Cash and Cash Equivalents                       10,997,872     5,769,772
    Marketable Securities                           15,195,758     8,503,995
    Accounts Receivable, Net                        34,323,873    31,344,382
    Deferred Income Taxes                            4,892,762     4,408,898
    Prepaid Expenses and Supplies                    4,495,604     4,666,710
    Refundable Income Taxes                                -0-     1,418,300
        Total Current Assets                        69,905,869    56,112,057

  Property and Equipment                           311,935,408   304,961,299
  Less:  Accumulated Depreciation                  113,584,716   105,138,829
        Total Property and Equipment               198,350,692   199,822,470

  Other Assets
    Goodwill                                         9,047,042     9,231,529
    Investments in Limited Partnerships             10,402,615    10,677,567
    Other                                              877,076     1,032,940
        Total Other Assets                          20,326,733    20,942,036

        TOTAL ASSETS                               288,583,294   276,876,563

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Notes Payable                                   16,692,749    16,692,749
    Accounts Payable                                 8,760,523     7,316,348
    Income Taxes                                        36,670           -0-
    Estimated Liability for Claims                  10,739,501     6,280,942
    Accrued Expenses - Other                        11,580,217     9,602,991
        Total Current Liabilities                   47,809,660    39,893,030

  Long-Term Liabilities
    Estimated Liability for Claims                   6,068,579     9,169,106
    Deferred Income Taxes                           27,174,855    25,995,320
    Notes Payable                                    4,307,334     5,048,581
    Other                                            1,469,362     1,401,762
        Total Long-Term Liabilities                 39,020,130    41,614,769

  Stockholders' Equity
    Common Stock                                    29,942,628    29,942,628
    Paid-In Capital                                    164,470       135,260
    Retained Earnings                              180,594,055   174,260,390
    Treasury Stock - At Cost                        (8,947,649)   (8,969,514)
        Total Stockholders' Equity                 201,753,504   195,368,764

        TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY                                  288,583,294   276,876,563


THE ACCOMPANYING NOTES, HERE AND FOLLOWING, ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             ARNOLD INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                              Six Months Ended            Three Months Ended
                                   June 30,                    June 30,
                             1996          1995           1996        1995

Operating Revenues        172,502,670   166,799,780    90,110,880  83,382,915

Operating Expenses        152,801,974   139,729,355    78,643,743  69,730,377

Operating Income           19,700,696    27,070,425    11,467,137  13,652,538

Interest Expense             (630,644)     (905,369)     (308,120)   (466,622)

Other Income (Deductions)    (220,971)      769,354        (6,988)    321,358

Income Before Income Taxes 18,849,081    26,934,410    11,152,029  13,507,274

Income Taxes                6,652,003     9,902,021     3,997,756   4,983,816

Net Income                 12,197,078    17,032,389     7,154,273   8,523,458

Weighted Average Shares
  Outstanding (Note)       26,652,266    26,631,946    26,654,348  26,633,801

Net Income per Common
  Share (Note)                    .46           .64           .27         .32

Dividends per Common Share        .22           .22           .11         .11



NOTE: Common share equivalents are not included since the effect of their inclusion is not material.

THE ACCOMPANYING NOTES, HERE AND FOLLOWING, ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                             ARNOLD INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Six Months Ended
                                                              June 30,
                                                        1996          1995
Operating Activities
  Net Income                                         12,197,078    17,032,389
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
      Depreciation and Amortization                  13,953,156    12,233,898
      Provision for Deferred Taxes                      695,671     3,315,068
      Other                                            (223,601)   (1,637,572)
      Changes in Operating Assets and Liabilities:
        (Increase) in Accounts Receivable            (2,979,491)   (2,469,239)
        (Increase) Decrease in Prepaid Expenses
          and Supplies                                  171,106    (2,003,400)
        Increase (Decrease) in Accounts Payable
          and Accrued Expenses                        6,234,403    (1,285,349)
        Other                                            67,600        70,200
          Net Cash Provided by Operating Activities  30,115,922    25,255,995

Investing Activities
  Proceeds from Sale of Investment Securities         1,338,914     8,512,738
  Purchase of Investment Securities                  (8,048,724)     (615,610)
  Proceeds from Disposition of Property and Equipment 2,140,775     5,827,232
  Purchase of Property and Equipment                (13,789,409)  (36,331,494)
  Capital Contributions to Limited Partnerships             -0-    (1,866,245)
  Acquisition of Primary Assets of T.W.Owens & Sons, Inc.   -0-   (11,120,700)
  Other                                                  24,206       (58,413)
          Net Cash Used In Investing Activities     (18,334,238)  (35,652,492)

Financing Activities
  Cash Dividends Paid                                (5,863,412)   (5,859,073)
  Principal Payments on Long-term Debt                 (741,247)          -0-
  Other                                                  51,075        34,886
          Net Cash Used In Financing Activities      (6,553,584)   (5,824,187)

Increase (Decrease) in Cash and Cash Equivalents      5,228,100   (16,220,684)

Cash and Cash Equivalents at Beginning of Year        5,769,772    23,554,745

Cash and Cash Equivalents at End of Period           10,997,872     7,334,061


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                            652,922       913,533
    Income Taxes                                      4,503,015     9,305,488



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

     The results of operations for the three and six-month periods ending June 30, 1996, and 1995 are not necessarily indicative of the results to be expected for the full year.


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.

     Operating Revenues for the second quarter of 1996 were $90,110,880, an increase of $6,727,965 or 8.1% from Operating Revenues for 1995's second quarter. For the same period, Operat-ing Expenses increased $8,913,366 or 12.8%; Income Before Income Taxes decreased $2,355,245, a decrease of 17.4%; and Net Income decreased $1,369,185 or 16.1%. Earnings Per Share decreased from $.32 to $.27 for the respective quarters.

     Operating Revenues for the six months ended June 30, 1996 were $172,502,670, an increase of $5,702,890 or 3.4% over the comparable period in 1995. For the same period, Operating Expenses increased $13,072,619 or 9.4%; Income Before Taxes decreased $8,085,329, a decrease of 30%; and Net Income decreased $4,835,311 or 28.4%. Earnings Per Share decreased from $.64 to $.46 for the respective six-month periods.

     The second quarter of 1996 produced greater revenues for the Company than the second quarter of 1995, but those revenues were less profitable to the Company than in prior quarters due to increased costs and greater competitive pressures. Overcapacity continues to exist in the trucking industry, and overcapacity leads to strong competition and price-cutting.

     In late May and in June of 1996, the traffic of New Penn Motor Express, Inc. ("New Penn"), the Company's less-than-truck-load carrier, increased, and its operating revenues for the second quarter were greater than those of the second quarter of 1995. Operating income for the second quarter came reasonably close to 1995's operating income for the same quarter.

     Revenues among the Arnold Transportation Services group, which consists of three regional truckload carriers, also con-tinued to grow. Lebarnold, Inc. ("Lebarnold"), SilverEagle Transport, Inc. ("SilverEagle") and D.W. Freight, Inc. ("DW") together produced a revenue increase of approximately $4 Million when compared to their 1995 second quarter performance. This revenue increase resulted primarily from increased volume at each of these subsidiaries. Nevertheless, the operating ratios of the truckload divisions deteriorated during the quarter. A substan-tial portion of the increased operating expenses incurred by the truckload carriers involved higher costs for fuel and insurance.

     Although all of the Company's operating subsidiaries con-tinue to experience fierce price competition from other carriers in the trucking industry, Company management remains focused on improving operating efficiencies. At the same time, management continues to seek growth opportunities by offering expanded trucking and warehousing related services to meet the needs of existing and prospective customers. Company management will continue to seek opportunities for profitable expansion of the Company through acquisitions and value-added services.

     Set forth below is a schedule of the Unaudited Operating Revenues, Expenses and Operating Income of the LTL and TL companies for the second quarters of 1996 and 1995 and for the six (6) month periods ended June 30, 1996, and June 30, 1995:

                                        (Dollars in Thousands)
                                     Second Quarter Ended June 30,
                                       1996                  1995

                                  Amount      %         Amount      %
NEW PENN MOTOR EXPRESS
AND RELATED COMPANIES (LTL)
     Operating Revenues           45,484     100.0      42,562    100.0
     Operating Expenses           36,785      80.9      33,608     79.0
       Operating Income            8,699      19.1       8,954     21.0

                                        (Dollars in Thousands)
                                     Second Quarter Ended June 30,
                                       1996                  1995

                                  Amount      %         Amount      %
ARNOLD TRANSPORTATION
SERVICES (TL)
     Operating Revenues           44,627     100.0      40,821      100.0
     Operating Expenses           41,859      93.8      36,122       88.5
       Operating Income            2,768       6.2       4,699       11.5

                                        (Dollars in Thousands)
                                      Six Months Ended June 30,
                                      1996                   1995

                                  Amount      %         Amount      %
NEW PENN MOTOR EXPRESS
AND RELATED COMPANIES (LTL)
     Operating Revenues           86,987     100.0      85,343      100.0
     Operating Expenses           71,371      82.0      67,321       78.9
       Operating Income           15,616      18.0      18,022       21.1

                                        (Dollars in Thousands)
                                      Six Months Ended June 30,
                                      1996                   1995

                                  Amount      %         Amount      %
ARNOLD TRANSPORTATION
SERVICES (TL)
     Operating Revenues           85,516     100.0      81,457      100.0
     Operating Expenses           81,431      95.2      72,409       88.9
       Operating Income            4,085       4.8       9,048       11.1

     The Company's working capital at the end of the second quar-ter of 1996 was $22,096,209, which is an increase of $2,284,221 or 11.5% from the end of the first quarter of 1996.

     The Company's investment in Property and Equipment (Less Accumulated Depreciation) as of the end of the second quarter of 1996 stood at $198,350,692. This figure represents an increase from March 31, 1996, of $812,296 or 0.4%. The increase reflects the Company's ongoing capital expansion program. Funding for the Company's continuing capital expansion program will be accom-plished through the use of cash generated from current operating and investment activities, supplemented, when necessary, by short or long-term debt financing.


                       PART II.  OTHER INFORMATION


Item 4.    Submission of Matters to a Vote of Security Holders.

     On May 1, 1996, the Company held its Annual Meeting of
Stockholders. The following individuals were elected to serve as Directors for a new two-year term:

     Name                            For               Withheld

Edward H. Arnold                  24,656,975            32,757
Ronald E. Walborn                 24,672,790            32,422
Arthur L. Peterson                24,672,687            32,525

     Kenneth F. Leedy, Heath L. Allen and Carlton E. Hughes continue in their present two-year terms as Directors.


Item 6.    Exhibits and Reports on Form 8-K.

           (a)   Exhibit 27 - Financial Data Schedule

           (b)   NONE

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ARNOLD INDUSTRIES, INC.
                                       (Registrant)


Date:  August 13, 1996            By /s/ Heath L. Allen
                                    Heath L. Allen, Secretary



Date:  August 13, 1996             /s/ Ronald E. Walborn
                                  Ronald E. Walborn, Treasurer