Form 10-Q
period 1996-09-30
ARNOLD INDUSTRIES INC
filed 1996-11-14
CIK 700612

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


(Mark One)

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996.

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

      Yes    X         No

      Common Stock, par value $1.00 per share: 29,942,628 shares outstanding as of November 11, 1996.


                       PART I.  FINANCIAL INFORMATION


Item 1.     Financial Statements.


Condensed Consolidated Balance Sheets - September 30, 1996
      (Unaudited)                       and December 31, 1995

Condensed Consolidated Statements of
      Income (Three and Nine Month
      Periods - Unaudited)            - September 30, 1996 and
                                        1995

Condensed Consolidated Statements of
      Cash Flows (Nine Month
      Periods - Unaudited)            - September 30, 1996 and
                                        1995

Notes to Condensed Consolidated Financial Statements


                              ARNOLD INDUSTRIES, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)

                                                     September 30, December 31,
                                                         1996          1995
ASSETS
  Current Assets
    Cash and Cash Equivalents                         15,206,812     5,769,772
    Marketable Securities                             18,818,393     8,503,995
    Accounts Receivable, Net                          34,257,237    31,344,382
    Deferred Income Taxes                              4,995,380     4,408,898
    Prepaid Expenses and Supplies                      4,462,277     4,666,710
    Refundable Income Taxes                            1,526,515     1,418,300
        Total Current Assets                          79,266,614    56,112,057

  Property and Equipment                             316,981,585   304,961,299
  Less:  Accumulated Depreciation                    118,129,341   105,138,829
        Total Property and Equipment                 198,852,244   199,822,470

  Other Assets
    Goodwill                                           8,954,798     9,231,529
    Investments in Limited Partnerships               10,273,838    10,677,567
    Other                                                824,145     1,032,940
        Total Other Assets                            20,052,781    20,942,036

        TOTAL ASSETS                                 298,171,639   276,876,563


LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Notes Payable                                     16,692,749    16,692,749
    Accounts Payable                                  11,492,726     7,316,348
    Estimated Liability for Claims                    13,365,318     6,280,942
    Accrued Expenses - Other                          12,299,977     9,602,991
        Total Current Liabilities                     53,850,770    39,893,030

  Long-Term Liabilities
    Estimated Liability for Claims                     3,424,596     9,169,106
    Deferred Income Taxes                             29,044,839    25,995,320
    Notes Payable                                      4,391,358     5,048,581
    Other                                              1,500,662     1,401,762
        Total Long-Term Liabilities                   38,361,455    41,614,769

  Stockholders' Equity
    Common Stock                                      29,942,628    29,942,628
    Paid-In Capital                                      170,400       135,260
    Retained Earnings                                184,790,195   174,260,390
    Treasury Stock - At Cost                          (8,943,809)   (8,969,514)
        Total Stockholders' Equity                   205,959,414   195,368,764

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   298,171,639   276,876,563

THE ACCOMPANYING NOTES, HERE AND FOLLOWING, ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.


                              ARNOLD INDUSTRIES, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)

                               Nine months Ended           Three Months Ended
                                 September 30,                 September 30,
                              1996          1995           1996         1995

Operating Revenues         263,945,347   248,697,282    91,442,677   81,897,502

Operating Expenses         233,306,958   210,390,980    80,504,984   70,661,625

Operating Income            30,638,389    38,306,302    10,937,693   11,235,877

Interest Expense              (931,207)   (1,354,666)     (300,563)    (449,297)

Other Income                   254,965     1,095,268       475,936      325,914

Income Before Income Taxes  29,962,147    38,046,904    11,113,066   11,112,494

Income Taxes                10,636,746    13,941,990     3,984,743    4,039,969

Net Income                  19,325,401    24,104,914     7,128,323    7,072,525



Weighted Average Shares
  Outstanding (1)           26,653,706    26,633,465    26,656,553   26,636,454

Income per Common Share (1)      .73           .91           .27          .27

Dividends per Common Share       .33           .33           .11          .11


(1) Common share equivalents are not included since the effect of their inclusion is not material.




THE ACCOMPANYING NOTES, HERE AND FOLLOWING, ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.


                              ARNOLD INDUSTRIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                           Nine months Ended
                                                             September 30,
                                                          1996          1995
Operating Activities
  Net Income                                           19,325,401    24,104,914
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
      Depreciation and Amortization                    21,065,960    18,613,307
      Provision for Deferred Taxes                      2,463,037     5,517,424
      Other                                              (250,284)   (1,833,270)
      Changes in Operating Assets and Liabilities:
        (Increase) in Accounts Receivable              (2,912,855)   (1,555,256)
        (Increase) Decrease in Prepaid
          Expenses and Supplies                           204,433    (1,116,170)
        Increase (Decrease) in Accounts Payable
          and Accrued Expenses                          8,105,015    (3,406,807)
        Other                                              98,900        91,550
          Net Cash Provided by Operating Activities    48,099,607    40,415,692

Investing Activities
  Proceeds from Sale of Investment Securities           2,483,302     8,639,341
  Purchase of Investment Securities                   (12,774,162)     (761,303)
  Proceeds from Disposition of Property and Equipment   3,678,625     6,487,742
  Purchase of Property and Equipment                  (22,687,390)  (40,944,774)
  Capital Contributions to Limited Partnerships               -0-    (1,866,245)
  Acquisition of Primary Assets of
    T.W. Owens & Sons, Inc.                                   -0-   (11,120,700)
  Other                                                    29,032       (55,482)
          Net Cash Used In Investing Activities       (29,270,593)  (39,621,421)

Financing Activities
  Cash Dividends Paid                                  (8,795,596)   (8,789,083)
  Principal Payments on Long-term Debt                   (657,223)          -0-
  Other                                                    60,845        34,886
          Net Cash Used In Financing Activities        (9,391,974)   (8,754,197)

Increase (Decrease) in Cash and Cash Equivalents        9,437,040    (7,959,926)

Cash and Cash Equivalents at Beginning of Year          5,769,772    23,554,745

Cash and Cash Equivalents at End of Period             15,206,812    15,594,819


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                              953,561     1,362,014
    Income Taxes                                        8,330,379    11,870,551


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

      The results of operations for the three and nine-month periods ending September 30, 1996, and 1995 are not necessarily indicative of the results to be expected for the full year.



Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

      Operating Revenues for the third quarter of 1996 were $91,442,677, an increase of $9,545,175 or 11.7% over Operating Revenues for 1995's third quarter. For the same period, Oper-ating Expenses increased $9,843,359, or 13.9%; Income before Income Taxes increased $572, a negligible change; and Net Income increased $55,798, or .8%. Earnings Per Share for the third quarter of 1996 remained unchanged from the comparable quarter in 1995 at $.27 per share.

      As indicated above, the Company's revenues for the third quarter of 1996 were substantially ahead of revenues generated during the comparable period in 1995. A $5,881,976 increase in third quarter revenues at the Company's subsidiary New Penn Motor Express, Inc. ("New Penn") was matched by a revenue increase of $3,663,199 at the SilverEagle/Arnold subsidiaries, namely, LebArnold, Inc. ("LebArnold"), SilverEagle Transport, Inc. ("SilverEagle") and D.W. Freight, Inc. ("DW"). The revenue gains are attributable primarily to increased volume at all of the subsidiaries, except DW where revenues remained relatively static. Nevertheless, Operating Income on a consolidated basis declined in real terms because Operating Expenses increased more than Operating Revenues. Individually, Operating Income of New Penn increased during the third quarter in comparison to the same period in 1995, whereas operating income of SilverEagle, DW and LebArnold declined during the period. The decline in Operating Income at the SilverEagle, LebArnold and DW subsidiaries reflects the on-going price competition experienced in all areas of the trucking industry.

      The Company's combined Operating Revenues for the nine months ended September 30, 1996 were $263,945,347, an increase of $15,248,065, or 6.1% over the comparable nine-month period in 1995. For the same period, Operating Expenses increased $22,915,978, or 10.9%; Income Before Income Taxes decreased $8,084,757, a decrease of 21.2%; and Net Income decreased $4,779,513, or 19.8%. Earnings Per Share decreased from $.91 to $.73, or 19.8% for the respective nine-month periods. The decline in the Company's results of operations during the first nine months of 1996 is not necessarily indicative of any particular trend within the Company, other than the competitive pressures to which all motor carriers are subject.

      Set forth below is a schedule of the Unaudited Operating Revenues, Expenses and Operating Income of the LTL and TL com-panies for the third quarters of 1996 and 1995 and for the nine
(9) month periods ended September 30, 1996, and September 30,
1995:

                                          (Dollars in Thousands)
                                     Third Quarter Ended September 30,
                                         1996                  1995

                                   Amount      %          Amount      %
NEW PENN MOTOR EXPRESS
AND RELATED COMPANIES (LTL)
      Operating Revenues            47,220     100.0      41,337      100.0
      Operating Expenses            38,255      81.0      33,407       80.8
        Operating Income             8,965      19.0       7,930       19.2

ARNOLD TRANSPORTATION COMPANIES (TL)
      Operating Revenues            44,223     100.0      40,560      100.0
      Operating Expenses            42,250      95.5      37,254       91.8
        Operating Income             1,973       4.5       3,306        8.2

                                          (Dollars in Thousands)
                                     Nine Months Ended September 30,
                                       1996                    1995

                                   Amount      %          Amount      %
NEW PENN MOTOR EXPRESS
AND RELATED COMPANIES (LTL)
      Operating Revenues           134,207     100.0      126,680     100.0
      Operating Expenses           109,626      81.7      100,728      79.5
        Operating Income            24,581      18.3       25,952      20.5

ARNOLD TRANSPORTATION COMPANIES (TL)
      Operating Revenues           129,738     100.0      122,017     100.0
      Operating Expenses           123,681      95.3      109,663      89.9
        Operating Income             6,057       4.7       12,354      10.1


      The Company's working capital at the end of the third quarter of 1996 was $25,415,844. This represents an increase of $3,319,635 or 15% from the working capital at the end of the previous quarter in 1996. The increase in working capital reflects the Company's desire to husband assets to fund an ongoing capital expansion program.

      The Company's investment in Property and Equipment (Less Accumulated Depreciation) as of the end of the third quarter of 1996 stood at $198,852,244. This figure represents an increase from December 31, 1995 of $501,552, or .3% and reflects the ongoing results of the Company's capital expansion program. Future funding for the Company's capital expansion program will likely be accomplished through the use of cash generated from current operating and investment activities, supplemented, when necessary, by short or long-term financing. Management con-tinues to seek opportunities for profitable expansion of the Company.

      On October 31, 1996, the Company announced its quarterly cash dividend of $.11 per share.

      During the third quarter of 1996, the Company also announced that it entered into a preliminary letter of intent for the acquisition of Motor Cargo Industries, Inc., the holding company of Motor Cargo, a Salt Lake City, Utah, less-than-truckload carrier (hereinafter "Motor Cargo"). Since the announcement, the Company has undertaken, and continues to undertake, an extensive due diligence investigation of Motor Cargo. Due to circumstances encountered during the due diligence process, the anticipated closing date for the acquisition has been delayed until early in the first quarter of 1997.


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


                                   ARNOLD INDUSTRIES, INC.
                                         (Registrant)


Date:  November 14, 1996           By  /s/ Heath L. Allen
                                     Heath L. Allen, Secretary



Date:  November 14, 1996               /s/ Ronald E. Walborn
                                     Ronald E. Walborn, Treasurer