Form 10-K
period 1996-12-31
ARNOLD INDUSTRIES INC
filed 1997-03-31
CIK 700612

FORM 10-K

                                   SECURITIES AND EXCHANGE COMMISSION
                                        Washington, D.C.  20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1996

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) SECURITIES EXCHANGE ACT OF 1934

                            Commission File No.  0-10894

                                ARNOLD INDUSTRIES, INC.
                (Exact name of registrant as specified in its charter)

          Pennsylvania                                     23-2200465
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                          Identification No.)

   625 South Fifth Avenue, Lebanon, Pennsylvania             17042
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code     (717) 274-2521

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 28, 1997, computed by reference to the immediately preceding closing sale price of such stock (3/27/97), was $366,754,850.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class                     Outstanding at March 28, 1997
                     Common Stock                     26,673,080


                          DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Annual Report to Stockholders for the year ended December 31, 1996, and Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 7, 1997, are incorporated into Parts II and III, respectively, as set forth herein.

The total number of pages included in this report, including the cover page, is 23. The exhibit index is located on sequentially numbered page 16.


                                        PART I
Item 1.  BUSINESS

     Arnold Industries, Inc. (hereinafter sometimes referred to as "Arnold Industries" or the "Company") was incorporated on February 1, 1982, under the laws of the Commonwealth of Pennsylvania at the direction of the Board of Directors of New Penn Motor Express, Inc. to become a holding company and to effect a reorganization pursuant to which, through requisite stockholder approval, New Penn Motor Express, Inc. became a wholly owned subsidiary of Arnold Industries as of March 31, 1982. The Company is engaged in the trucking and warehousing business.

      The Company's business activities are primarily conducted by four (4) operating subsidiaries. New Penn Motor Express, Inc. ("New Penn") is a less-than-truckload ("LTL") transportation company. LebArnold, Inc. ("LebArnold") provides truckload ("TL") service and, under the name Arnold Logistics, warehousing and warehouse-related trucking operations. SilverEagle Transport, Inc. ("SilverEagle"), acquired on March 23, 1992, utilizing the pooling of interests method to account for the acquisition, is a truckload carrier. DW Freight, Inc. ("DW"), acquired on April 17, 1992, utilizing the purchase method to account for the acquisition, is a truckload carrier. In 1996, New Penn, the Company's LTL carrier, contributed approximately fifty-one percent (51%) of the Company's Operating Revenue. The Company's three TL carriers combined contributed forty-three percent (43%), and Arnold Logistics, its warehousing and related trucking operations, contributed approximately six percent (6%).

                            NEW PENN MOTOR EXPRESS, INC.

      New Penn maintains general offices in Lebanon, Pennsylvania, and transports commodities by motor vehicle on a less-than-truckload basis, operating primarily in interstate commerce in New England and the Middle Atlantic states. The southeastern United States, Indiana, Ohio and Quebec and Ontario, Canada, are serviced through correspondent agreements with certain other high-service carriers in each area. Certain areas in Canada, including Montreal, are now serviced directly by New Penn. Puerto Rico is serviced by New Penn land service in conjunction with correspondent ocean service. Commodities transported include paper products, food products, textiles, building products, metal products, pharmaceuticals, office equipment and supplies, and wearing apparel.

      New Penn operates from twenty-two (22) terminals from which it also consolidates and distributes freight. It also utilizes a correspondent's terminal in Puerto Rico.

Rates and Regulations

      In common with other interstate motor carriers, New Penn is subject to limited Federal economic regulation of its operations, including the terri-tories it serves and the commodities it carries.

      The ICC Termination Act of 1995, effective January 1, 1996, abolished the Interstate Commerce Commission ("ICC") and the traditional economic regulatory scheme administered by that agency, and replaced it with signifi-cantly lessened economic regulation, administered by the Federal Highway Administration ("FHWA").

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

Certificates

      The authorized routes, territories, and commodities to be transported for all property carriers by motor vehicle (except carriers of exempt commodi-ties) are determined by operating authorities issued, in the case of inter-state operations, by FHWA (formerly by the ICC), and, in the case of intra-state operations, by regulatory agencies of the individual states. Operating authorities relating to the operations of New Penn have been issued to it by the respective regulatory agencies having jurisdiction. Recent legislation has greatly eased or in many cases eliminated the requirements for obtaining interstate and intrastate operating authority.

Employees and Employee Relations

      New Penn has approximately fourteen hundred (1,400) full-time employees (including its officers). Most of the hourly paid employees are covered by contracts with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen, and Helpers of America (Teamsters) effective April 1, 1994, through March 31, 1998.

      Most of the contracts in the trucking industry are negotiated on an industry-wide basis for three to four year periods and contain uniform wage rates, fringe benefits, and other working conditions applicable to all covered motor carriers, including competitors of New Penn, subject to local differenc-es established in riders to the national contracts.

      New Penn employs a sales staff of approximately sixty-five (65) people, augmented by sales and related efforts of its four (4) regional managers and twenty-three (23) terminal managers, together with various other marketing and sales staff, to solicit new business and to handle service programs with existing customers.

Competition

      The motor carrier industry is highly competitive, particularly as a result of deregulation of Interstate Commerce Commission operating authori-ties. New Penn competes primarily with other motor common carriers, motor contract carriers, private transportation and railroads. A very substantial number of motor carriers operate within the same areas served by New Penn. Some of the competing carriers are larger than New Penn in terms of tonnage handled and net worth. Furthermore, as a result of deregulation, even more carriers may begin to operate in interstate and intrastate commerce in the same geographical territory in which New Penn is currently operating.

      New Penn believes the competitive position of a trucking company depends upon rates as well as consistency and dependability of service. Price cutting in the trucking industry has become intense. Profitability depends upon New Penn's ability to maximize utilization of revenue equipment and to minimize handling costs.

                                LEBARNOLD, INC.

      LebArnold, Inc. has two primary operating divisions: LebArnold (Truck-ing) and Arnold Logistics (Warehousing and Related Trucking).

      LebArnold's trucking division has 48-state authority to serve the general public, although its basic business, that of truckload carriage, is conducted East of the Mississippi. The main operating location for this division is in Camp Hill, Pennsylvania, with another terminal located in Charlotte, North Carolina. LebArnold also conducts operations from a cus-tomer's location in Dayton, Ohio, and a leased terminal near Albany, New York. Most services are being performed in company-owned equipment with company drivers, although in 1992 LebArnold began utilizing owner-operators to complement its fleet.

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

      In January 1994, SilverEagle opened a terminal in Atlanta, Georgia, to serve the greater Atlanta market (i.e., the area within an approximate 250-mile radius of Atlanta) and to support the SilverEagle linehaul fleet. In January 1995, Arnold Industries, Inc., through its subsidiary, SilverEagle Transport, Inc., acquired substantially all of the assets of T.W. Owens & Sons Trucking, Inc., a Georgia corporation ("Owens"). Owens had been providing transportation services as a truckload carrier in Georgia, South Carolina and other southeastern states, as well as in Ohio and New York. Substantial operating revenues of Owens have involved food and beverage containers and building materials.

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

                                          GENERAL

      Truckload carriers no longer file tariff rates with the ICC. LebArnold, SilverEagle and D.W. Freight trucking operations are, in general, subject to limited regulation and competitive factors in their respective areas of operation similar to that experienced by New Penn.

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

      Facilities. New Penn maintains general commodities terminal facilities in twenty-two (22) cities situated in seven (7) states and Quebec province of Canada. On December 31, 1996, seventeen (17) of the terminals were owned by the Company or its subsidiaries and five (5) were leased from unrelated parties. The terminals owned are located as follows: Southington, CT; Elkridge, MD; Billerica, MA; South Kearney, NJ; Trenton, NJ; Albany, NY; Cheektowaga, NY; Maspeth, LI, NY; Rochester, NY; Camp Hill, PA; Lancaster, PA; Cinnaminson, NJ; Neville Island, PA; Reading, PA; Dunmore, PA; Milton, PA; and Cranston, RI. Leases for terminal sites in Springfield, MA; Rock Tavern, NY; Syracuse, NY; Altoona, PA; and Stanhope, Quebec, expire from time to time over the next several years. Management believes the leases will be renewed or replaced by other leases in the normal course of business. New Penn also operates from a correspondent terminal in Cantano, Puerto Rico.

      LebArnold owns and operates trucking terminals in Camp Hill, Pennsylva-nia, and Charlotte, North Carolina. It also leases a terminal in Selkirk, New York (near Albany), which it will renew or replace in the normal course of business. LebArnold owns and, through Arnold Logistics, operates five (5) warehouse facilities in two (2) locations, Camp Hill, Pennsylvania and Mechanicsburg, Pennsylvania, totaling approximately 1,577,000 square feet. LebArnold also leases approximately 300,000 square feet of additional ware-house space for Arnold Logistics' use in Mountville, Pennsylvania. The lease runs to February 1998, and will be renewed or replaced in the normal course. In 1982, LebArnold acquired, from an unrelated third party, 90 acres near Wilmington, North Carolina, on which are located approximately 320,000 square feet of warehouse space. This facility is presently leased to an unrelated third party.

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

      Dalworth presently maintains four (4) terminal and/or drop-off locations in, respectively, Grand Prairie, Texas; Houston, Texas; Paris, Texas; Muskogee, Oklahoma; and Henrietta, Oklahoma. Dalworth owns its facility in Grand Prairie, Texas. A Dalworth affiliate presently owns the Paris, Texas, facilities. The remaining facilities are all under current leases with unrelated parties, which expire from time to time over the next several years. Management believes these leases will be renewed or replaced in the normal course of business. A
Dalworth affiliate also owns two warehouses totalling approximately 150,000 square feet in the Ft. Worth, Texas area, which are managed by Arnold Logis-tics.

Item 3.  LEGAL PROCEEDINGS

      There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company, to which the Registrant or its subsidiaries are party or to which any of their property is subject.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                      NONE


                                    PART II

Item 5.  MARKET INFORMATION

      There is incorporated herein by reference the information appearing under the captions "Quarterly Performance" and "Price Range Common Stock" on page 19 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1996. It is anticipated that comparable cash dividends will continue to be paid in the future.

      The number of holders of record of the Company's common stock as of March 28, 1997, was approximately 1,430. However, the Company believes there are substantially more beneficial owners of Company stock than reflected by the number of record holders.

      The Registrant's common stock is traded in the over-the-counter market on the NASDAQ National Market System under the symbol "AIND." Prices shown are the actual high and low close for the periods given. The closing price of the Company's common stock on March 27, 1997, was $13.75. The NASDAQ National Market was closed on March 28, 1997, the record date for the Company's annual shareholders meeting.

Item 6.  SELECTED FINANCIAL DATA

       There is incorporated herein by reference the information appearing under the caption "Eleven-Year Financial Summary" on pages 20-21 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1996.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

      There is incorporated herein by reference the information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 and 19 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1996.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following consolidated financial statements of Arnold Industries, Inc. and its subsidiaries, included on pages 9 through 15 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1996, are incorporated by reference herein:

      Consolidated Balance Sheets - December 31, 1996 and 1995.
      Consolidated Statements of Income - Years Ended December 31, 1996, 1995
                and 1994.
      Consolidated Statements of Stockholders' Equity - Years Ended
                December 31, 1996, 1995 and 1994.
      Consolidated Statements of Cash Flows - Years Ended December 31, 1996,
                1995 and 1994.
      Notes to Consolidated Financial Statements.

      Also, there is incorporated herein by reference the "Report of Indepen-dent Accountants" and information appearing under the caption "Quarterly Performance" on pages 16 and 17, respectively, of the Registrant's Annual Report to Stockholders for the year ended December 31, 1996.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                   NONE

                                 PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      There is incorporated herein by reference the information appearing under the captions "Directors" and "Executive Officers" in the Registrant's definitive proxy statement for the Annual Meeting of Stockholders on May 7, 1997.

      There have been no events under the bankruptcy act, no criminal proceed-ings and no judgments or injunctions during the past five (5) years which would be material to an evaluation of any Director or Executive Officer.

Item 11.  EXECUTIVE COMPENSATION

      There is incorporated herein by reference the information appearing under the captions "Executive Officers", "Executive Compensation and Other Benefits", "Performance Graph," "Report on Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the Regis-trant's definitive proxy statement for the Annual Meeting of Stockholders on May 7, 1997.

      No other remuneration payments are proposed to be made in the future, directly or indirectly, by or on behalf of Arnold Industries and its subsid-iaries, pursuant to any plan or arrangement, to any Director or Executive Officer of the Company except as disclosed above.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      There is incorporated herein by reference the information appearing under the caption "Security Ownership of Directors, Officers and Certain Beneficial Owners" in the Registrant's definitive proxy statement for the Annual Meeting of Stockholders on May 7, 1997.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      There is incorporated herein by reference the information appearing under the caption "Certain Transactions" in the Registrant's definitive proxy statement for the Annual Meeting of Stockholders on May 7, 1997.

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) The following consolidated financial statements of the registrant and its subsidiaries, included on pages 9 to 15 in the Registrant's Annual Report to Stockholders for the year ended December 31, 1996 and the report of independent accountants on page 16 of such report are incorporated herein by reference in Item 8:

        Financial statements:

            Consolidated Balance Sheets - December 31, 1996 and 1995 Consolidated Statements of Income - Years Ended December 31, 1996,
                   1995 and 1994
            Consolidated Statements of Stockholders' Equity - Years Ended
                   December 31, 1996, 1995 and 1994
            Consolidated Statements of Cash Flows - Years ended December 31,
                   1996, 1995 and 1994
            Notes to Consolidated Financial Statements

        Independent Accountants' Report

        Selected Quarterly Financial Data - Years Ended December 31, 1996 and
                    1995:

        Quarterly performance data, included on page 17 in the Registrant's Annual Report to Stockholders for the year ended December 31, 1996, is incorporated herein by reference.

       (2) The following financial statement schedules for the years 1996, 1995 and 1994 are submitted herewith:

               Schedule II  -  Valuation and qualifying accounts
                               and reserves
               Report of Independent Accountants

      All other schedules are omitted because they are not required, inappli-cable or the information is otherwise shown in the financial statements or notes thereto.

      (3) Exhibits included herein:

            Exhibit 3 - Articles of Incorporation and Bylaws (Articles of Incorporation of the Company, as amended, and Bylaws of the Company (filed as Exhibits 3.1 and 3.2 to Registrant's Form 10-K for the fiscal year ended December 31, 1989, and incorporated herein by reference).

            Exhibit 13 - 1996 Annual Report to Stockholders

            Exhibit 22 - Subsidiaries of the Registrant

            Exhibit 24.1 - Consent of Coopers & Lybrand L.L.P.

            Exhibit 27 - Financial Data Schedule

(b)   Reports on Form 8-K

     No reports on Form 8-K have been filed by the Registrant during the last quarter of the period covered by this report.


                     ARNOLD INDUSTRIES, INC. AND SUBSIDIARIES
                                     Schedule II
                    Valuation and Qualifying Accounts and Reserves
                 for the years ended December 31, 1996, 1995 and 1994



                                                                   Additions
                                    Balance at      Charged to     Charged to
                                    beginning       costs and      other                             Balance at
 Description                        of period       expenses       accounts<FN1>   Deductions<FN2>   end of year

 Year ended December 31, 1996

 Allowance for doubtful accounts     $ 1,108,051      $ 1,232,565   $   94,245      $    710,755       $ 1,724,106

 Estimated liability for claims      $15,325,791      $17,666,656          -        $12,878,516        $20,140,931


 Year ended December 31, 1995

 Allowance for doubtful accounts     $    895,563      $    589,513  $   88,797     $    465,822       $ 1,108,051

 Estimated liability for claims      $15,045,879       $12,765,543         -        $12,458,631        $15,352,791



 Year ended December 31, 1994

 Allowance for doubtful accounts     $    883,725      $   644,893   $   62,086     $   695,141        $   895,563

 Estimated liability for claims      $13,388,882       $ 9,992,022         -        $ 8,335,025        $15,045,879


<FN1>
       1  Recoveries
<FN2>
       2 Accounts deemed to be uncollectible and charged to allowance for doubtful accounts and payments made for estimated liability for claims.

                            [Letterhead of Coopers & Lybrand L.L.P.]


                                Report of Independent Accountants


The Board of Directors
Arnold Industries, Inc.
Lebanon, Pennsylvania

Our report on the consolidated financial statements of Arnold Industries, Inc. and Subsidiaries has been incorporated by reference in this Form 10-K from page 16 of the 1996 Annual Report to Stockholders of Arnold Industries, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement Schedule II included in this Form 10-K. This supplementary financial statement schedule is the responsi-bility of the Company's management. Our responsibility is to express an opinion on this supplementary financial statement schedule based on our audit.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statement taken as a whole, presents fairly, in all material respects, the information required to be included therein.





                                       /s/ Coopers & Lybrand L.L.P.

                                          COOPERS & LYBRAND L.L.P.

One South Market Square
Harrisburg, Pennsylvania
February 28, 1997



                                      SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 1997.

                                   ARNOLD INDUSTRIES, INC.


                                   By   /s/ E. H. Arnold
                                   E. H. Arnold, President

                                   By   /s/ Ronald E. Walborn
                                   Ronald E. Walborn, Chief Financial Officer



      Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed by the following persons in their capacities as indicated below.


Name                                                   Date


/s/ E. H. Arnold                                       March 31, 1997
E. H. Arnold
President and Director


/s/ Kenneth F. Leedy                                   March 31, 1997
Kenneth F. Leedy
Executive Vice President and Director


/s/ Ronald E. Walborn                                  March 31, 1997
Ronald E. Walborn
Treasurer and Director


/s/ Heath L. Allen                                     March 31, 1997
Heath L. Allen
Secretary and Director


                              APPENDIX TO ARNOLD INDUSTRIES, INC.
                                        1996 ANNUAL REPORT
                             DESCRIBING GRAPHIC AND IMAGE MATERIAL

Front cover -

      Picture of New Penn tractor and trailer in rural setting.

      Picture of Arnold Transportation Services tractor and trailer in rural setting.

      Picture of inside of an Arnold Logistics warehouse.

Page 1 - President's Letter to Stockholders includes a picture of E.H. Arnold, Company President.

Pages 2 and 3 - Description of New Penn includes the following material:

      Map of Eastern and Middle United States with portions of Quebec and Ontario Provinces and Puerto Rico shaded to indicate New Penn's Northeast regional service, Inter-regional service and International service areas;

      Bar graph representing New Penn revenue (in millions) for years 1992 ($138); 1993 ($157); 1994 ($159); 1995 ($167) and 1996
      ($1182);

      Bar graph representing New Penn operating income (in millions) for years 1992 ($31); 1993 ($35); 1994 ($33); 1995 ($34) and 1996
      ($33);

      Bar graph representing the number of full-time New Penn employees for year 1994 (1,324); 1995 (1,315) and 1996 (1,410);
      Bar graph representing the number of tractors and trucks owned by New Penn in 1994 (630); 1995 (651) and 1996 (660);

      Bar graph representing the number of trailers owned by New Penn in 1994 (1,315); 1995 (1,315) and 1996 (1,365);

      Bar graph representing the number of shipments (in thousands) transported by New Penn in 1994 (1,505); 1995 (1,578) and 1996
      (1,757);

      Bar graph representing the weight of freight (in millions of pounds) transported by New Penn in 1994 (1,776); 1995 (1,841) and 1996 (2,017);

      Picture of New Penn tractor and trailer in rural setting;
      Background graphics of the New Penn name and logo (appearing on each of page 2 and page 3);

Pages 4 and 5 - Description of Arnold Transportation Services includes the following material:

      Picture of Arnold Transportation tractor and trailer in urban setting;

      Bar graph representing revenue of Arnold Transportation Services (in millions) for years 1992 ($96); 1993 ($116); 1994 ($143); 1995
      ($163) and 1996 ($174);

      Bar graph representing operating income of Arnold Transportation Services (in millions) for years 1992 ($9); 1993 ($12); 1994 ($16); 1995 ($15) and 1996 ($8);

      Bar graph representing the number of employees of Arnold Transpor-tation for years 1994 (1,544); 1995 (1,760) and 1996 (1,810);

      Bar graph representing the number of owner-operators of Arnold Transportation for years 1994 (218); 1995 (262) and 1996 (298);

      Bar graph representing the number of tractors owned by New Penn in 1994 (856); 1995 (990) and 1996 (1,075);

      Bar graph representing the number of trailers owned by Arnold Transportation in 1994 (3,245); 1995 (3,732) and 1996 (4,248);

      Map of Eastern and Middle United States with various states shaded to indicate Arnold Transportation's primary and secondary service areas;

      Background graphics of Arnold Transportation name and logo appear-ing on each of page 4 and page 5;

      Background graphic of the word "Dependable" appearing on page 4;
      and

      Background graphic of the word "Responsive" appearing on page 5.

Page 6 - Description of Arnold Logistics includes the following materials:

      Picture of warehouse employees packing computer software materials into product box;

      Picture of three employees, two of whom are reviewing computerized data print-out and one of whom is in background with headset;

      Background graphic of Arnold Logistics name and logo; and

      Background graphic of the word "Customization."

Page 7 - Consolidated Five-Year Statistical Summary: the information on this page of the Annual Report is presented in bar-graph format.

Page 8 - Table of Contents for Financial Statements with background graphic of the words "Financial Statements."