Form 10-Q
period 1997-03-31
ARNOLD INDUSTRIES INC
filed 1997-05-23
CIK 700612

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

(Mark One)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997.

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

     Yes    X       No

     Common Stock, par value $1.00 per share: 26,269,680 shares outstanding as of May 22, 1997.

                  PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements.


Condensed Consolidated Balance Sheets - March 31, 1997
                                        (Unaudited) and
                                        December 31, 1996

Condensed Consolidated Statements of
     Income (Three Month
     Period - Unaudited)              - March 31, 1997 and 1996

Condensed Consolidated Statements of
     Cash Flows (Three Month
     Period - Unaudited)              - March 31, 1997 and 1996

Notes to Condensed Consolidated Financial Statements

                        ARNOLD INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Unaudited)


                                             March 31,   December 31,
                                               1997          1996
ASSETS
  Current Assets
   Cash and Cash Equivalents                21,737,918   19,704,303
   Marketable Securities                    26,617,818   21,917,940
   Accounts Receivable, Net                 34,350,467   30,648,955
   Deferred Income Taxes                     7,812,709    7,649,269
   Prepaid Expenses and Supplies             3,892,469    3,764,475
       Total Current Assets                 94,411,381   83,684,942

  Property and Equipment, at Cost          329,321,123  322,812,162
  Less:  Accumulated Depreciation          128,228,089  123,198,243
       Total Property and Equipment        201,093,034  199,613,919

  Other Assets
   Goodwill, Net                             8,770,311    8,862,555
   Investments in Limited Partnerships      10,015,797   10,144,793
   Other                                       666,065      806,213
       Total Other Assets                   19,452,173   19,813,561

       TOTAL ASSETS                        314,956,588  303,112,422


LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
   Notes Payable                            16,222,367   16,222,367
   Accounts Payable                         13,311,150    9,332,066
   Income Taxes                              3,422,308      456,332
   Estimated Liability for Claims            7,738,499    6,451,931
   Accrued Expenses - Other                 12,438,049   11,313,407
       Total Current Liabilities            53,132,373   43,776,103

  Long-Term Liabilities
   Estimated Liability for Claims           13,689,000   13,689,000
   Deferred Income Taxes                    30,886,816   31,095,222
   Notes Payable                             2,209,496    3,873,696
   Other                                     1,575,507    1,531,707
       Total Long-Term Liabilities          48,360,819   50,189,625

  Stockholders' Equity
   Common Stock                             29,942,628   29,942,628
   Paid-In Capital                             252,463      209,000
   Retained Earnings                       192,310,590  187,922,593
   Treasury Stock, at Cost                  (9,042,285)  (8,927,527)
       Total Stockholders' Equity          213,463,396  209,146,694

       TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY             314,956,588  303,112,422

THE ACCOMPANYING NOTES, HERE AND FOLLOWING, ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        ARNOLD INDUSTRIES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)


                                                Three Months Ended
                                                    March 31,
                                               1997        1996

Operating Revenues                          90,539,222  82,391,790

Operating Expenses                          78,991,269  74,158,231

Operating Income                            11,547,953   8,233,559

Interest Expense                              (331,258)   (322,524)

Other Income (Deductions)                      215,321    (213,983)

Income Before Income Taxes                  11,432,016   7,697,052

Income Taxes                                 4,110,860   2,654,247

Net Income                                   7,321,156   5,042,805

Weighted Average Shares Outstanding (Note)  26,668,089  26,650,185

Net Income per Common Share (Note)             .27         .19

Dividends per Common Share                     .11         .11



NOTE: Common share equivalents (stock options) are not included since the effect of their inclusion is not material.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128). SFAS 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. SFAS 128 simplifies the standards for computing earnings per share previous-ly found in APB Opinion No. 15, "Earnings Per Share," by replacing the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures.

     SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. The effect of SFAS 128 on the Company's earnings per share has not been determined.


THE ACCOMPANYING NOTES, HERE AND FOLLOWING, ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        ARNOLD INDUSTRIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                Three Months Ended
                                                    March 31,
                                                1997          1996
Operating Activities
  Net Income                                  7,321,156     5,042,805
  Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
     Depreciation and Amortization            7,167,020     6,871,903
     Provision for Deferred Taxes              (371,846)      147,359
     Other                                     (196,773)     (217,548)
     Changes in Operating Assets and Liabilities:
       (Increase) in Accounts Receivable     (3,701,512)   (1,299,814)
       (Increase) in Prepaid Expenses and
         Supplies                              (127,994)     (167,892)
       Increase in Accounts Payable
         and Accrued Expenses                 9,356,270     6,281,278
       Other                                     43,800        36,300
         Net Cash Provided by Operating
          Activities                         19,490,121    16,694,391

Investing Activities
  Proceeds from Sale of Investment
    Securities                                1,340,827        96,576
  Purchase of Investment Securities          (6,070,094)   (2,908,570)
  Proceeds from Disposition of Property and
    Equipment                                 1,748,386     1,609,584
  Purchase of Property and Equipment         (9,949,016)   (5,607,755)
  Capital Contributions to Limited
    Partnerships                             (1,664,200)     (505,271)
  Other                                         142,045        18,834
         Net Cash Used In Investing
           Activities                       (14,452,052)   (7,296,602)

Financing Activities
  Cash Dividends Paid                        (2,933,159)   (2,931,475)
  Purchase of Treasury Stock                   (140,250)          -0-
  Other                                          68,955        36,575
         Net Cash Used In Financing
           Activities                        (3,004,454)   (2,894,900)

Increase (Decrease) in Cash and Cash
  Equivalents                                 2,033,615     6,502,889

Cash and Cash Equivalents at Beginning
  of Year                                    19,704,303     5,769,772

Cash and Cash Equivalents at End of Period   21,737,918    12,272,661

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
   Interest                                     331,257       347,930
   Income Taxes                               1,514,966       288,358

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

     The results of operations for the three-month period ending
March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.



Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     Operating Revenues for the first quarter of 1997 were $90,539,222, an increase of $8,147,432 or 10% over Operating Revenues for 1996's first quarter. For the same periods, Operat-ing Expenses increased $4,833,038 or 6.5%; Income before Income Taxes increased $3,734,964, an increase of 49%, and Net Income increased $2,278,351, or 45% to $7,321,156. Earnings Per Share increased to $.27 for the first quarter of 1997 from $.19 for the first quarter of 1996, a 42% increase.

     The Company's revenue figures for the first quarter of 1997 as compared to the first quarter of 1996 are higher due primarily to increased business volume at New Penn Motor Express, Inc.
("New Penn"), which experienced a 17% increase in revenue. Revenue figures for the Arnold Transportation Services companies, LebArnold, Inc. ("Lebarnold"), SilverEagle Transport, Inc. ("SilverEagle") and D.W. Freight, Inc. ("Dalworth") increased less significantly, by some 3%.

     Set forth below is a schedule of the Unaudited Operating
Revenues, Expenses and Operating Income of the LTL and TL companies:

                                    (Dollars in Thousands)
                                 First Quarter Ended March 31,
                                   1997                1996

                              Amount      %       Amount      %
NEW PENN MOTOR EXPRESS
AND RELATED COMPANIES (LTL)
     Operating Revenues       48,475    100.0     41,503    100.0
     Operating Expenses       38,974     80.4     34,586     83.3
       Operating Income        9,501     19.6      6,917     16.7


                                    (Dollars in Thousands)
                                 First Quarter Ended March 31,
                                   1997                1996

                              Amount      %       Amount      %

ARNOLD TRANSPORTATION COMPANIES (TL)
     Operating Revenues       42,064    100.0     40,888    100.0
     Operating Expenses       40,017     95.1     39,572     96.8
       Operating Income        2,047      4.9      1,316      3.2


     The Company's working capital at the end of the first quarter of 1997 was $41,279,008, which is an increase of $1,370,169 or 3% from the end of the 1996 fiscal year. Factors contributing to the increase in working capital were the Com-pany's profitable first quarter.

     The Company's investment in Property and Equipment (Less Accumulated Depreciation) as of the end of the first quarter of 1997 stood at $201,093,034. This figure represents an increase from December 31, 1996, of $1,479,115 or 1%, and reflects the Company's ongoing capital expansion program. Funding for the Company's capital expansion program will be accomplished through the use of cash generated from current operating and investment activities, supplemented when necessary by short or long-term financing.

     Results for the first quarter of 1997 were positively impacted by factors that included mild winter weather in the northeastern United States and a robust national economy. In 1997, the winter weather in New England and the Middle Atlantic states was remarkably mild. New Penn was able to improve its operating ratio from the 83.3 for the first quarter of 1996 to
80.4 for the first quarter of 1997, while also enjoying substan-tially higher revenue. New Penn anticipates acquiring $6 million of new equipment in 1997. Terminal expansion is slated for Cranbury and Cinnaminson, New Jersey, and in Rochester, Albany, Syracuse and Buffalo, New York. The Arnold Transportation trucking operations have made progress in combining the truckload divisions to create a core carrier. The truckload divisions are expected to improve in efficiency and marketing as a result of combining operations. The Arnold Logistics Division of Arnold Transportation enjoyed an improved first quarter of 1997. The warehouse in Fort Worth, Texas, is now operating profitably.

     Company management remains focused on improving operating efficiencies while at the same time seeking growth opportunities by, among other things, offering expanded trucking and ware-housing related services to meet the needs of existing and prospective customers. Management will continue to seek oppor-tunities for profitable expansion of the Company.

     At the Annual Meeting, held May 7, 1997, stockholders re-elected Kenneth F. Leedy, Heath L. Allen and Carlton E.
Hughes to serve as members of the Board of Directors, each for a two-year term. The Company also announced that the Board of Directors declared the regular quarterly dividend of eleven cents per share, payable June 4, 1997, to stockholders of record on May 21, 1997.


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


                              ARNOLD INDUSTRIES, INC.
                                   (Registrant)


Date:  May 23, 1997           By  /s/ Heath L. Allen
                                Heath L. Allen, Secretary



Date:  May 23, 1997               /s/ Ronald E. Walborn
                              Ronald E. Walborn, Treasurer