Form 10-Q
period 1997-06-30
ARNOLD INDUSTRIES INC
filed 1997-08-14
CIK 700612

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549


[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934

For the quarterly period ended June 30, 1997.

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

       Yes    X            No

       Common Stock, par value $1.00 per share: 25,875,040 shares outstanding (which excludes treasury shares) as of August 6, 1997.


                            PART I.  FINANCIAL INFORMATION


Item 1.      Financial Statements.

Condensed Consolidated Balance Sheets      -    June 30, 1997 and
       (Unaudited)                                December 31, 1996

Condensed Consolidated Statements of       -    June 30, 1997
       Income (Three and Six Month                and 1996
       Periods - Unaudited)

Condensed Consolidated Statements of       -    June 30, 1997
       Cash Flows (Six Month                      and 1996
       Periods - Unaudited)

Notes to Condensed Consolidated Financial Statements


                                 ARNOLD INDUSTRIES, INC.
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)

                                                June 30,      December 31,
                                                  1997            1996
ASSETS
      Current Assets
        Cash and Cash Equivalents               29,032,204      19,704,303
        Marketable Securities                   12,685,061      21,917,940
        Accounts Receivable, Net                36,467,637      30,648,955
        Deferred Income Taxes                    7,801,066       7,649,269
        Prepaid Expenses and Supplies            4,519,718       3,764,475
            Total Current Assets                90,505,686      83,684,942

      Property and Equipment                   332,809,292     322,812,162
      Less:  Accumulated Depreciation          132,612,485     123,198,243
            Total Property and Equipment       200,196,807     199,613,919

      Other Assets
        Goodwill, Net                            8,678,068       8,862,555
        Investments in Limited Partnerships      9,883,198      10,144,793
        Other                                      819,649         806,213
            Total Other Assets                  19,380,915      19,813,561

            TOTAL ASSETS                       310,083,408     303,112,422

LIABILITIES AND STOCKHOLDERS' EQUITY
      Current Liabilities
        Notes Payable                           16,222,367      16,222,367
        Accounts Payable                        12,583,499       9,332,066
        Income Taxes                             1,112,781         456,332
        Estimated Liability for Claims           9,350,034       6,451,931
        Accrued Expenses - Other                14,348,956      11,313,407
            Total Current Liabilities           53,617,637      43,776,103

      Long-Term Liabilities
        Estimated Liability for Claims          13,689,000      13,689,000
        Deferred Income Taxes                   30,845,778      31,095,222
        Notes Payable                            2,286,733       3,873,696
        Other                                    1,604,307       1,531,707
            Total Long-Term Liabilities         48,425,818      50,189,625

      Stockholders' Equity
        Common Stock                            29,942,628      29,942,628
        Paid-In Capital                            262,363         209,000
        Retained Earnings                      198,931,160     187,922,593
        Treasury Stock - At Cost               (21,096,198)     (8,927,527)
           Total Stockholders' Equity          208,039,953     209,146,694

           TOTAL LIABILITIES AND STOCKHOLDERS'
               EQUITY                          310,083,408     303,112,422

THE ACCOMPANYING NOTES, HERE AND FOLLOWING, ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                   ARNOLD INDUSTRIES, INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                       (Unaudited)

                           Six Months Ended             Three Months Ended
                                June 30,                     June 30,
                           1997          1996           1997        1996

Operating Revenues       187,879,966  172,502,670    97,340,744  90,110,880

Operating Expenses       161,281,032  152,801,974    82,289,763  78,643,743

Operating Income          26,598,934   19,700,696    15,050,981  11,467,137

Interest Expense            (651,199)    (630,644)     (319,941)   (308,120)

Other Income
  (Deductions)               544,328     (220,971)      329,007      (6,988)

Income Before Income
  Taxes                   26,492,063   18,849,081    15,060,047  11,152,029

Income Taxes               9,660,658    6,652,003     5,549,798   3,997,756

Net Income                16,831,405   12,197,078     9,510,249   7,154,273

Weighted Average Shares
  Outstanding (Note)      26,471,650   26,652,266    26,277,369  26,654,348

Net Income per Common
  Share (Note)                .64          .46           .37         .27

Dividends per Common
  Share                       .22          .22           .11         .11

NOTE: Common share equivalents are not included since the effect of their inclusion is not material.

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per share" (SFAS 128). SFAS 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. SFAS 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings Per Share," by replacing the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures.

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

THE ACCOMPANYING NOTES, HERE AND FOLLOWING, ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                 ARNOLD INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)


                                                     Six Months Ended
                                                          June 30,
                                                     1997          1996
Operating Activities
  Net Income                                        16,831,405   12,197,078
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
      Depreciation and Amortization                 15,030,499   13,953,156
      Provision for Deferred Taxes                    (401,240)     695,671
      Other                                           (511,188)    (223,601)
      Changes in Operating Assets and
        Liabilities:
        (Increase) in Accounts Receivable           (5,818,682)  (2,979,491)
        (Increase) Decrease in Prepaid Expenses
          and Supplies                                (755,243)     171,106
        Increase in Accounts Payable and
          Accrued Expenses                           9,841,534    6,234,403
        Other                                           72,600       67,600
          Net Cash Provided by Operating
            Activities                              34,289,685   30,115,922

Investing Activities
  Proceeds from Sale of Investment Securities       15,688,938    1,338,914
  Purchase of Investment Securities                 (6,484,011)  (8,048,724)
  Proceeds from Disposition of Property and
    Equipment                                        2,348,872    2,140,775
  Purchase of Property and Equipment               (17,006,510) (13,789,409)
  Capital Contributions to Limited Partnerships     (1,586,963)    (741,247)
  Other                                                 16,036       24,206
          Net Cash Used In Investing Activities     (7,023,638) (19,075,485)

Financing Activities
  Cash Dividends Paid                               (5,822,839)  (5,863,412)
  Purchase of Treasury Stock                       (12,199,922)         -0-
  Other                                                 84,615       51,075
          Net Cash Used In Financing Activities    (17,938,146)  (5,812,337)

Increase in Cash and Cash Equivalents                9,327,901    5,228,100

Cash and Cash Equivalents at Beginning of Year      19,704,303    5,769,772

Cash and Cash Equivalents at End of Period          29,032,204   10,997,872

Supplemental Disclosures of Cash Flow
  Information:
  Cash paid during the period for:
    Interest                                           647,933      652,922
    Income Taxes                                     9,411,125    4,503,015


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

       The results of operations for the three and six-month periods ending June 30, 1997, and June 30, 1996, are not neces-sarily indicative of the results to be expected for the full year.


Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.

       Operating Revenues for the second quarter of 1997 were $97,340,744, an increase of $7,229,864 or 8% from Operating Reve-nues for 1996's second quarter. For the same period, Operating Expenses increased $3,646,020 or 4.6%; Income Before Income Taxes increased $3,908,018, an increase of 35%; and Net Income in-creased $2,355,976 or 33%. Earnings Per Share increased from $.27 to $.37 for the respective quarters.

       Operating Revenues for the six months ended June 30, 1997, were $187,879,966, an increase of $15,377,296 or 8.9% over the comparable period in 1996. For the same period, Operating Expenses increased $8,479,058 or 5.5%; Income Before Taxes increased $7,642,982, an increase of 40.5%; and Net Income in-creased $4,634,327 or 38%. Earnings Per Share increased from $.46 to $.64 for the respective six-month periods.

       The traffic of New Penn Motor Express, Inc. ("New Penn"), the Company's less-than-truckload carrier, increased during the second quarter of 1997, and its operating revenues for the quarter were greater than those of the second quarter of 1996. Operating income for the second quarter substantially exceeded 1996's operating income for the same period.

       Revenues among the Arnold Transportation Services group, which consists of three regional truckload carriers, also con-tinued to grow. Arnold Transportation Services, Inc. ("ATS"), SilverEagle Transport, Inc. ("SilverEagle") and D.W. Freight, Inc. ("DW") together produced a revenue increase of approximately $880,000 when compared to their 1996 second quarter performance. This revenue increase resulted primarily from additional freight as opposed to higher rates. The three regional truckload carri-ers are being consolidated; the consolidation process should be completed in 1997.

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

       Set forth below is a schedule of the Unaudited Operating Revenues, Expenses and Operating Income of the LTL and TL companies for the second quarters of 1997 and 1996 and for the six (6) month periods ended June 30, 1997, and June 30, 1996:

                                            (Dollars in Thousands)
                                         Second Quarter Ended June 30,
                                           1997               1996

                                      Amount      %       Amount     %
NEW PENN MOTOR EXPRESS
AND RELATED COMPANIES (LTL)
       Operating Revenues             51,834    100.0     45,484    100.0
       Operating Expenses             40,248     77.6     36,785     80.9
         Operating Income             11,586     22.4      8,699     19.1

ARNOLD TRANSPORTATION SERVICES (TL)
       Operating Revenues             45,507    100.0     44,627    100.0
       Operating Expenses             42,042     92.4     41,859     93.8
         Operating Income              3,465      7.6      2,768      6.2


                                           (Dollars in Thousands)
                                         Six Months Ended June 30,
                                         1997                  1996

                                    Amount      %         Amount      %
NEW PENN MOTOR EXPRESS
AND RELATED COMPANIES (LTL)
       Operating Revenues           100,309    100.0      86,987    100.0
       Operating Expenses            79,222     79.0      71,371     82.0
         Operating Income            21,087     21.0      15,616     18.0

ARNOLD TRANSPORTATION SERVICES (TL)
       Operating Revenues            87,571    100.0      85,516    100.0
       Operating Expenses            82,059     93.7      81,431     95.2
         Operating Income             5,512      6.3       4,085      4.8


       The Company's working capital at the end of the second quar-ter of 1997 was $36,888,049, which is a decrease of $4,390,959 or 10.6% from the end of the first quarter of 1997.

       The Company's investment in Property and Equipment (Less Accumulated Depreciation) as of the end of the second quarter of 1997 stood at $200,196,807. This figure represents an increase from December 31, 1996, of $582,888 or .3%. The increase re-flects the Company's ongoing capital expansion program. Funding for the Company's continuing capital expansion program will be accomplished through the use of cash generated from current operating and investment activities, supplemented, when neces-sary, by short or long-term debt financing.


                             PART II.  OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders.

       On May 7, 1997, the Company held its Annual Meeting of
Stockholders. The following individuals were elected to serve as Directors for a new two-year term:

       Name                      For                 Withheld

       Heath L. Allen            23,931,205          162,352
       Kenneth F. Leedy          23,936,481          157,076
       Carlton E. Hughes         23,937,291          156,266

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


                                        ARNOLD INDUSTRIES, INC.
                                            (Registrant)


Date:  August 14, 1997                  Heath L. Allen, Secretary


Date:  August 14, 1997                  Ronald E. Walborn, Treasurer