Form 10-Q
period 1997-09-30
ARNOLD INDUSTRIES INC
filed 1997-11-14
CIK 700612

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

For the quarterly period ended September 30, 1997.

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

     Yes    X        No

     Common Stock, par value $1.00 per share: 25,884,126 shares outstanding (excluding treasury shares) as of November 10, 1997.

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements.

Condensed Consolidated Balance Sheets - September 30, 1997
     (Unaudited)                          and December 31, 1996

Condensed Consolidated Statements of
     Income (Three and Nine Month
     Periods - Unaudited)              - September 30, 1997 and
                                              1996

Condensed Consolidated Statements of
     Cash Flows (Nine Month
     Periods - Unaudited)                - September 30, 1997 and
                                              1996

Notes to Condensed Consolidated Financial Statements

                       ARNOLD INDUSTRIES, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
                        (Unaudited)
                                             September 30,     December 31,
                                                 1997             1996
ASSETS
     Current Assets
       Cash and Cash Equivalents                30,131,747      19,704,303
       Marketable Securities                     9,436,789      21,917,940
       Accounts Receivable, Net                 40,954,130      30,648,955
       Deferred Income Taxes                     5,965,078       7,649,269
       Prepaid Expenses and Supplies             4,225,090       3,764,475
       Refundable Income Taxes                     417,642             -0-
          Total Current Assets                  91,130,476      83,684,942

     Property and Equipment                    338,316,841     322,812,162
     Less:  Accumulated Depreciation           136,673,101     123,198,243
          Total Property and Equipmen          201,643,740     199,613,919

     Other Assets
       Goodwill                                  8,585,825       8,862,555
       Investments in Limited Partnerships       9,745,082      10,144,793
       Other                                       997,733         806,213
          Total Other Assets                    19,328,640      19,813,561

          TOTAL ASSETS                         312,102,856     303,112,422

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities
       Notes Payable                            16,222,367      16,222,367
       Accounts Payable                         14,739,327       9,332,066
       Income Taxes                                    -0-         456,332
       Estimated Liability for Claims            6,163,724       6,451,931
       Accrued Expenses - Other                 13,226,699      11,313,407
          Total Current Liabilities             50,352,117      43,776,103

     Long-Term Liabilities
       Estimated Liability for Claims           13,689,000      13,689,000
       Deferred Income Taxes                    30,604,271      31,095,222
       Notes Payable                             2,363,971       3,873,696
       Other                                     1,639,357       1,531,707
          Total Long-Term Liabilities           48,296,599      50,189,625

     Stockholders' Equity
       Common Stock                             29,942,628      29,942,628
       Paid-In Capital                             299,898         209,000
       Retained Earnings                       205,133,373     187,922,593
       Treasury Stock - At Cost                (21,921,759)     (8,927,527)
          Total Stockholders' Equity           213,454,140     209,146,694
          TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                 312,102,856     303,112,422

         The accompanying notes, herein following, are an integral part of these consolidated financial statements.


                             ARNOLD INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)


                          Nine months Ended          Three Months Ended
                            September 30,              September 30,
                          1997          1996          1997       1996

Operating Revenues     287,054,643  263,945,347   99,174,677  91,442,677

Operating Expenses     246,168,884  233,306,958   84,887,852  80,504,984

Operating Income        40,885,759   30,638,389   14,286,825  10,937,693

Interest Expense          (975,794)    (931,207)    (324,595)   (300,563)

Other Income               972,178      254,965      427,850     475,936

Income Before
     Income Taxes       40,882,143   29,962,147   14,390,080  11,113,066

Income Taxes            15,002,844   10,636,746    5,342,186   3,984,743

Net Income              25,879,299   19,325,401    9,047,894   7,128,323


Weighted Average Shares
     Outstanding (Note) 26,267,854   26,653,706   25,866,908  26,656,553

Income per Common
     Share (Note)              .99          .73          .35         .27

Dividends per Common Share     .33          .33          .11         .11



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

            The accompanying notes, herein following, are an integral part of these consolidated financial statements.

                                  ARNOLD INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)


                                                        Nine months Ended
                                                         September 30,
                                                     1997             1996
Operating Activities
  Net Income                                       25,879,299      19,325,401
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
      Depreciation and Amortization                22,004,132      21,065,960
      Provision for Deferred Taxes                  1,193,241       2,463,037
      Other                                          (333,238)       (250,284)
      Changes in Operating Assets and Liabilities:
        (Increase) in Accounts Receivable         (10,305,175)     (2,912,855)
        (Increase) Decrease in Prepaid
           Expenses and Supplies                     (460,615)        204,433
        Increase in Accounts Payable
           and Accrued Expenses                     6,158,372       8,105,015
        Other                                         107,650          98,900
           Net Cash Provided by Operating
           Activities                              44,243,666      48,099,607

Investing Activities
  Proceeds from Sale of Investment Securities      18,953,056       2,483,302
  Purchase of Investment Securities                (6,497,462)    (12,774,162)
  Proceeds from Disposition of Property and
     Equipment                                      3,039,309       3,678,625
  Purchase of Property and Equipment              (26,080,372)    (22,687,390)
  Capital Contributions to Limited Partnerships    (1,586,963)       (657,223)
  Other                                              (149,174)         29,032
           Net Cash Used In Investing Activities  (12,321,606)    (29,927,816)

Financing Activities
  Cash Dividends Paid                              (8,668,521)     (8,795,596)
  Purchase of Treasury Stock                      (13,064,377)             -0-
  Other                                               238,282          60,845
           Net Cash Used In Financing Activities  (21,494,616)     (8,734,751)

Increase in Cash and Cash Equivalents              10,427,444       9,437,040

Cash and Cash Equivalents at Beginning of Year     19,704,303       5,769,772

Cash and Cash Equivalents at End of Period         30,131,747      15,206,812



Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
          Interest                                    972,498         953,561
          Income Taxes                             14,619,874       8,330,379


               The accompanying notes, herein following, are an integral part of these consolidated financial statements.


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

     The results of operations for the three and nine-month periods ending September 30, 1997, and 1996 are not necessarily indicative of the results to be expected for the full year.


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

     Operating Revenues on a consolidated basis for the third quarter of 1997 were $99,174,677, an increase of $7,732,000 or 8.5% over Operating Revenues for 1996's third quarter. For the same period, Operating Expenses increased $4,382,868, or 5.4%; Income before Income Taxes increased $3,277,014, an increase of 29.5%; and Net Income increased $1,919,571, or 26.9%. Earnings Per Share for the third quarter of 1997 increased as compared to the third quarter of 1996 from $.27 per share to $.35 per share, an increase of 29.6%.

     As indicated above, the Company's revenues for the third quarter of 1997 were substantially ahead of revenues generated during the comparable period in 1996. An increase of $6.3 million in third quarter revenues at the Company's subsidiary New Penn Motor Express, Inc. ("New Penn") was matched by a revenue increase of over $1.4 million at the Arnold Transportation subsidiaries, namely, Arnold Transportation Services, Inc. ("ATS")
(formerly LebArnold, Inc.), SilverEagle Transport, Inc. ("SilverEagle") and D.W. Freight, Inc. ("DW"). The revenue gains are attributable primarily to increased volume at all of the subsidiaries, except DW where revenues declined by 26%.

     Operating Income on a consolidated basis also increased during the third quarter of 1997 relative to the comparable period of 1996 in that mostly profitable Operating Revenues were added to the top line, resulting in increased profit to the bottom line. Individually, Operating Income of New Penn and ATS increased during the third quarter in comparison to the same period in 1996, whereas operating income of SilverEagle and DW declined during the period. The decline in Operating Income at SilverEagle and DW reflects the on-going price competition experienced throughout the truckload industry.

     The Company's combined Operating Revenues for the nine months ended September 30, 1997 were $287,054,643, an increase of $23,109,296, or 8.8%
over the comparable nine-month period in 1996. For the same period, Operating Expenses increased $12,861,926, or 5.5%; Income Before Income
Taxes increased $10,919,996, an increase of 36.4%; and Net Income increased $6,553,898, or 33.9%. Earnings Per Share increased from $.73 to $.99, or 35.6% for the respective nine-month periods. The increase in the Company's results of operations during the first nine months of 1997 is not necessarily indicative of an overall upward trend within the Company, but nevertheless is significant in light of the competitive pressures to which all motor carriers are subject.

     Set forth below is a schedule of the Unaudited Operating Revenues, Expenses and Operating Income of the LTL and TL companies for the third quarters of 1997 and 1996 and for the nine (9) month periods ended September 30, 1997, and September 30, 1996:

                                       (Dollars in Thousands)
                                  Third Quarter Ended September 30,
                                     1997                    1996
                                  Amount      %       Amount      %
NEW PENN MOTOR EXPRESS
AND RELATED COMPANIES (LTL)
     Operating Revenues           53,506     100.0      47,220     100.0
     Operating Expenses           40,788      76.2      38,255      81.0
       Operating Income           12,718      23.8       8,965      19.0

ARNOLD TRANSPORTATION
SERVICES (TL)
     Operating Revenues           45,669     100.0      44,223     100.0
     Operating Expenses           44,100      96.6      42,250      95.5
       Operating Income            1,569       3.4       1,973       4.5

                                       (Dollars in Thousands)
                                  Nine Months Ended September 30,
                                     1997                    1996
                                 Amount      %       Amount      %
NEW PENN MOTOR EXPRESS
AND RELATED COMPANIES (LTL)
     Operating Revenues          153,816     100.0     134,207     100.0
     Operating Expenses          120,010      78.0     109,626      81.7
       Operating Income           33,806      22.0      24,581      18.3

ARNOLD TRANSPORTATION
SERVICES (TL)
     Operating Revenues          133,238     100.0     129,738     100.0
     Operating Expenses          126,158      94.7     123,681      95.3
       Operating Income            7,080       5.3       6,057       4.7

     The Company's working capital at the end of the third quarter of 1997 was $40,778,359. This represents an increase of $3,890,310 or 10.5% from the working capital at the end of the previous quarter in 1997. The increase in working capital reflects the Company's desire to husband assets to fund an ongoing capital expansion program.

       The Company's investment in Property and Equipment (Less Accumulated Depreciation) as of the end of the third quarter of 1997 stood at $201,643,740. This figure represents an increase from December 31, 1996 of $2,029,821, or 1.0% and reflects the ongoing results of the Company's capital expansion program. Future funding for the Company's capital expansion program will likely be accomplished through the use of cash generated from current operating and investment activities, supplemented, when necessary, by short or long-term financing. Management continues to seek opportunities for profitable expansion of the Company.

     On November 4, 1997, the Company announced its quarterly cash dividend of $.11 per share.


PART II.  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.

          (a)     Exhibit 27 - Financial Data Schedule

          (b)     None.



                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ARNOLD INDUSTRIES, INC.
                                   (Registrant)


Date:  November 14, 1997          By  /s/ Heath L. Allen
                                Heath L. Allen, Secretary



Date:  November 14, 1997              /s/ Ronald E. Walborn
                                Ronald E. Walborn, Treasurer