Form 10-K
period 1997-12-31
ARNOLD INDUSTRIES INC
filed 1998-03-31
CIK 700612

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1997

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

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, 1.00 Par Value
            (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 27, 1998, reference to the immediately preceding closing sale price of such stock (3/26/98), was $433,774,107.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                    Outstanding at March 27, 1998
               Common Stock                     25,993,954

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Annual Report to Stockholders for the year ended December 31, 1997, and Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 6, 1998, are incorporated into Parts II and III, respectively, as set forth herein.

     The total number of pages included in this report, including the cover page, is 47.

The exhibit index is located on sequentially numbered page 17.

PART I

Item 1.  BUSINESS
     Arnold Industries, Inc. (hereinafter sometimes referred to as "Arnold Industries" or the "Company") was incorporated on February 1, 1982, under the laws of the Commonwealth of Pennsylvania at the direction of the Board of Directors of New Penn Motor Express, Inc. to become a holding company and to effect a reorganization pursuant to which, through requisite stockholder approval, New Penn Motor Express, Inc. became a wholly owned subsidiary of Arnold Industries as of March 31, 1982. The Company is engaged in the trucking and warehousing businesses.

     The Company's business activities are currently conducted by two (2) operating subsidiaries and a non-operating, investment management subsidiary. New Penn Motor Express, Inc. ("New Penn") is a less-than-truckload ("LTL") transportation company. Arnold Transportation Services, Inc. ("Arnold Transportation") provides truckload ("TL") service and, under the name Arnold Logistics, warehousing and warehouse-related trucking service. On December 31, 1997, two truckload carriers previously acquired by the Company, Silver-Eagle Transport, Inc. ("SilverEagle ") and D.W. Freight, Inc. ("DW"), were merged with and into Arnold Transportation. Prior to the merger, operational integration of the truckload carriers had already taken place. Maris, Inc. ("Maris") is a Delaware investment company active in the management of assets generated by the operating subsidiaries.

     In 1997, New Penn, the Company's LTL carrier, and Maris, contributed approximately fifty-three percent (53%) of the Company's Operating Revenue. The Company's combined TL carrier operations contributed forty percent (40%), and Arnold Logistics, its warehousing and related trucking operations, contributed approximately seven percent (7%).

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

     New Penn operates from twenty-two (22) terminals at which it receives, consolidates and distributes freight. It also utilizes a correspondent's terminal in Puerto Rico.

Rates and Regulations
     In common with other interstate motor carriers, New Penn is subject to limited Federal economic regulation of its operations, including the territories it serves and the commodities it carries.

     The ICC Termination Act of 1995, effective January 1, 1997, abolished the Interstate Commerce Commission ("ICC") and the traditional economic regulatory scheme administered by that agency, and replaced it with significantly lessened economic regulation administered by the Federal Highway
Administration ("FHWA").

     To the extent rates and charges assessed by New Penn for interstate transportation are published on behalf of New Penn by regional tariff bureaus, such collectively published rates and charges are exempt from the anti-trust laws. However, price competition is now widespread, and such bureau-published rates are of relatively little influence today.

     As a result of the changes to the Federal law, neither interstate rates nor intrastate rates are filed with any regulatory agencies of the Federal government. Changes in rates and charges may now be effected without regulatory approval.

     The FHWA has jurisdiction over the qualification and the maximum hours of service of drivers, insurance and the general safety of operations and motor carrier equipment.

     New Penn's operations are subject to limited regulation by the states through which it operates.

Certificates
     The authorized routes, territories and commodities to be transported for all property carriers by motor vehicle (except carriers of exempt commodities) are determined by operating authorities issued, in the case of interstate operations, by FHWA (formerly by the ICC), and, in the case of intrastate operations, by regulatory agencies of the individual states. Operating authorities relating to the operations of New Penn have been issued to it by the respective regulatory agencies having jurisdiction. Recent legislation has greatly eased or in many cases eliminated the requirements for obtaining interstate and intrastate operating authority.

Employees and Employee Relations
     New Penn has approximately fourteen hundred and fifty (1,450) full-time employees (including its officers). Most of the hourly paid employees are covered by contracts with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen, and Helpers of America (Teamsters) effective April 1, 1994, through March 31, 1998. New Penn has agreed to accept the terms of the recently negotiated Master Freight Agreement between the Teamsters and the membership of Trucking Management, Inc. when ratified.

     Most labor contracts in the unionized trucking industry are negotiated on an industry-wide basis for three to five year periods and contain uniform wage rates, fringe benefits and other working conditions applicable to all covered motor carriers, including competitors of New Penn, subject to local differences established in riders to the national contracts. New Penn anticipates stable labor relations with its unionized employees during the next five (5) years.

     New Penn employs a sales staff of approximately sixty-five (65) people, augmented by sales and related efforts of its four (4) regional managers and twenty-two (22) terminal managers, together with various other marketing and sales staff, to solicit new business and to handle service programs with existing customers.

Competition
     The motor carrier industry is highly competitive, particularly as a result of deregulation of Interstate Commerce Commission operating authorities. New Penn competes primarily with other motor common carriers, motor contract carriers, private transportation and railroads. A very substantial number of motor carriers operate within the same areas served by New Penn. Some of the competing carriers are larger than New Penn in terms of revenues, tonnage handled and net worth. Furthermore, as a result of deregulation, even more carriers may begin to operate in interstate and intrastate commerce in the same geographical territory in which New Penn is currently operating.

     New Penn believes the competitive position of a transportation company depends upon rates as well as consistency and dependability of service. Price cutting in the trucking industry has become intense. Profitability depends upon New Penn's ability to maximize utilization of revenue equipment and to minimize handling costs.

ARNOLD TRANSPORTATION SERVICES, INC.
     Arnold Transportation changed its name from Lebarnold, Inc. on May 31, 1997. Arnold Transportation has two primary operating divisions: the TL carrier division and the warehousing and related trucking division. The warehousing and related trucking division operates under the trade name of Arnold Logistics.

     On December 31, 1997, two other regional truckload companies operated by the Company were merged with and into Arnold Transportation, creating a "core carrier." Many manufacturers in the United States are reducing the number of regional carriers that they utilize and are concentrating their transportation business in a smaller number of "core carriers." Carriers must be able to transport goods across inter-regional boundaries if they are to compete for the business of these manufacturers. By combining the operations of the Company's three regional truckload carriers, the Company has created a core carrier able to compete for inter-regional business. Integration of the three carriers will have the added benefit of reducing duplicative expenses in the areas of dispatch, record-keeping, administration, etc., with anticipated cost reductions as a result.

     Arnold Transportation's trucking division has 48-state authority to serve the general public, although its basic business, that of truckload carriage, is conducted east of the Mississippi and in the southwest. The main operating location for this division is in Camp Hill, Pennsylvania, with other terminals located in North Carolina, Georgia, Florida, Texas and Oklahoma. Arnold Transportation also conducts operations from a customer's location in Ohio, and a leased facility in New York. Most services are being performed in company-owned equipment with company drivers, although in 1992 Arnold Transportation began utilizing owner-operators to complement its fleet.

     Arnold Logistics serves the assembly, distribution and warehousing needs of its customers primarily from twelve (12) separate warehouse buildings in four (4) operating locations with a total capacity of approximately two (2) million square feet. These facilities are located in Camp Hill, Mountville and Mechanicsburg, Pennsylvania, and Fort Worth, Texas. Arnold Logistics also maintains approximately 300,000 square feet of warehouse in Wilmington, North Carolina, presently leased to a third party.

     Arnold Transportation has approximately seven hundred sixty (760) employees (including its officers).

General
     Truckload carriers no longer file tariff rates with the ICC. Arnold Transportation's trucking operations are, in general, subject to limited regulation and competitive factors similar to that experienced by New Penn.

     Arnold Transportation is not subject to collective bargaining with its labor force.

Item 2.  PROPERTIES
     Headquarters. Arnold Industries and New Penn maintain executive and general offices at 625 South Fifth Avenue, Lebanon, Pennsylvania 17042.
Arnold Transportation maintains its principal office at 4410 Industrial Park Road, Camp Hill, Pennsylvania 17011. Arnold Transportation operates regional centers at 9523 Florida Mining Boulevard, Jacksonville, Florida 32257, and at 3375 High Prairie Avenue, Grand Prairie, Texas 75050. The companies own their principal offices and regional centers.

     Facilities. New Penn maintains general commodities terminal facilities in twenty-two (22) cities situated in seven (7) states and Quebec province of Canada. On December 31, 1997, eighteen (18) of the terminals were owned by the Company or its subsidiaries and four (4) were leased from unrelated parties. The terminals owned are located as follows: Southington, CT; Elkridge, MD; Billerica, MA; South Kearny, NJ; Trenton, NJ; Albany, NY; Newburgh, NY, Cheektowaga, NY; Maspeth (Long Island), NY; Rochester, NY; Camp Hill, PA; Lancaster, PA; Cinnaminson, NJ; Neville Island, PA; Reading, PA; Dunmore, PA; Milton, PA; and Cranston, RI. Leases for terminal sites in Springfield, MA; Syracuse, NY; Altoona, PA; and Stanhope, Quebec, expire from time to time over the next several years. Management believes the leases will be renewed or replaced by other leases in the normal course of business. New Penn also operates through a correspondent in Cantano, Puerto Rico.

     In the mid-Atlantic, Arnold Transportation owns and operates trucking terminals in Camp Hill, Pennsylvania, and Charlotte, North Carolina. It also leases facilities in Selkirk, New York (near Albany), and Dayton, Ohio, which it will renew or replace in the normal course of business. Arnold Transportation owns and, through Arnold Logistics, operates ten (10) warehouse buildings in three (3) locations, Camp Hill and Mechanicsburg, Pennsylvania, and Fort Worth, Texas, totaling approximately 1,700,000 square feet. Arnold Transportation also leases approximately 300,000 square feet of additional warehouse space for Arnold Logistics' use in Mountville, Pennsylvania, and 25,000 square feet of warehouse space in Fort Worth, Texas. Management believes that the leases will be renewed or replaced in the normal course of business. In 1982, Arnold Transportation acquired, from an unrelated third party, 90 acres near Wilmington, North Carolina, on which are located approximately 320,000 square feet of warehouse space. This facility is presently leased to an unrelated third party and is not operated by Arnold Logistics.

     In the southeast, Arnold Transportation maintains seven (7) terminals and/or drop lots to support its operations. These are located in Jacksonville and Jasper, Florida; Albany, Atlanta and Fairburn, Georgia; and Greensboro, North Carolina. The terminals in Jacksonville, Jasper, Albany and Atlanta are owned by Arnold Transportation; the drop lot in Fairburn, Georgia, is also owned by the Company. The remaining facilities are leased from unrelated third parties. These leases expire from time to time over the next several years. Management believes these leases will be renewed or replaced in the normal course of business.

     In the southwest, Arnold Transportation maintains six (6) terminal and/or drop-off locations in, respectively, Grand Prairie, Houston, Paris, Waco and Dallas, Texas, and Muskogee, Oklahoma. Arnold Transportation owns its facilities in Grand Prairie, Houston and Paris, Texas, and Muskogee,
Oklahoma. The Dallas and Waco facilities are under lease with unrelated parties, which will expire or be renewed over the next several years. Management believes the leases will be renewed or replaced in the normal course of business. Arnold Transportation also owns two warehouses totaling approximately 150,000 square feet in the Ft. Worth, Texas area, which are managed by Arnold Logistics.

Item 3.  LEGAL PROCEEDINGS
     There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company, to which the the Company or its subsidiaries are party or to which any of their property is subject.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     NONE

PART II

Item 5.  MARKET INFORMATION
     There is incorporated herein by reference the information appearing under the captions "Quarterly Performance" and "Price Range Common Stock" on page 17 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1997. It is anticipated that comparable cash dividends will continue to be paid in the future.

     The number of holders of record of the Company's common stock as of March 27, 1998, was approximately 1,392. However, the Company believes there are substantially more beneficial owners of Company stock than reflected by the number of record holders.

     The Registrant's common stock is traded in the over-the-counter market on the NASDAQ National Market System under the symbol "AIND." Prices shown are the actual high and low close for the periods given. The closing price of the Company's common stock on March 26, 1998, was $16.69.

Item 6.  SELECTED FINANCIAL DATA
     There is incorporated herein by reference the information appearing under the caption "Eleven-Year Financial Summary" on pages 20 and 21 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1997.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
     There is incorporated herein by reference the information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 and 19 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1997.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The following consolidated financial statements of Arnold Industries, Inc. and its subsidiaries, included on pages 8 through 15 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1997, are incorporated by reference herein:
     Consolidated Balance Sheets - December 31, 1997 and 1996.
     Consolidated Statements of Income - Years Ended December 31, 1997, 1996
          and 1995.
     Consolidated Statements of Stockholders' Equity - Years Ended
          December 31, 1997, 1996 and 1995.
     Consolidated Statements of Cash Flows - Years Ended December 31, 1997,
          1996 and 1995.
     Notes to Consolidated Financial Statements.

     Also, there is incorporated herein by reference the "Report of Independent Accountants" and information appearing under the caption "Quarterly Performance" on pages 16 and 17, respectively, of the Registrant's Annual Report to Stockholders for the year ended December 31, 1997.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     NONE

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     There is incorporated herein by reference the information appearing under the captions "Directors" and "Executive Officers" in the Registrant's definitive proxy statement for the Annual Meeting of Stockholders on May 6, 1998.

     There have been no events under the bankruptcy act, no criminal proceedings and no judgments or injunctions during the past five (5) years which would be material to an evaluation of any Director or Executive Officer.

Item 11.  EXECUTIVE COMPENSATION
     There is incorporated herein by reference the information appearing under the captions "Executive Officers", "Executive Compensation and Other Benefits", "Performance Graph," "Report on Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the Registrant's definitive proxy statement for the Annual Meeting of Stockholders on May 6, 1998.

     No other remuneration payments are proposed to be made in the future, directly or indirectly, by or on behalf of Arnold Industries and its subsidiaries, pursuant to any plan or arrangement, to any Director or Executive Officer of the Company except as disclosed above.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     There is incorporated herein by reference the information appearing under the caption "Security Ownership of Directors, Officers and Certain Beneficial Owners" in the Registrant's definitive proxy statement for the Annual Meeting of Stockholders on May 6, 1998.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     There is incorporated herein by reference the information appearing under the caption "Certain Transactions" in the Registrant's definitive proxy statement for the Annual Meeting of Stockholders on May 6, 1998.

PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) The following consolidated financial statements of the registrant and its subsidiaries, included on pages 8 to 15 in the Registrant's Annual Report to Stockholders for the year ended December 31, 1997 and the report of independent accountants on page 16 of such report are incorporated herein by reference in Item 8:

     Financial statements:

          Consolidated Balance Sheets - December 31, 1997 and 1996 Consolidated Statements of Income - Years Ended December 31, 1997,
               1996 and 1995
          Consolidated Statements of Stockholders' Equity - Years Ended
               December 31, 1997, 1996 and 1995
          Consolidated Statements of Cash Flows - Years ended December 31,
               1997, 1996 and 1995
          Notes to Consolidated Financial Statements

     Independent Accountants' Report

     Selected Quarterly Financial Data - Years Ended December 31, 1997 and
               1996:

Quarterly performance data, included on page 17 in the Registrant's Annual Report to Stockholders for the year ended December 31, 1997, is incorporated herein by reference.

(2) The following financial statement schedules for the years 1997, 1996 and 1995 are submitted herewith:

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

          Exhibit 13 - 1997 Annual Report to Stockholders

          Exhibit 21 - Subsidiaries of the Registrant

          Exhibit 23.1 - Consent of Coopers & Lybrand L.L.P.

          Exhibit 27 - Financial Data Schedule

(b)     Reports on Form 8-K

No reports on Form 8-K have been filed by the Registrant during the last quarter of the period covered by this report.


ARNOLD INDUSTRIES, INC. AND SUBSIDIARIES
Schedule II
Valuation and Qualifying Accounts and Reserves for the years ended December 31, 1997, 1996 and 1995


                                                                Additions
                                  Balance at         Charged to         Charged to
                                  beginning          costs and          other                                  Balance at
Description                       of period          expenses           accounts<FN1>      Deductions<FN2>     end of year

 Year ended December 31, 1997

 Allowance for doubtful accounts  $ 1,724,106       $   821, 238       $194,215           $ 1,399,531          $ 1,340,028

 Estimated liability for claims   $20,140,931       $14,935,706             -             $14,890,883          $20,185,754


 Year ended December 31, 1996

 Allowance for doubtful accounts  $ 1,108,051     $ 1,232,565          $ 94,245           $   710,755          $ 1,724,106

 Estimated liability for claims   $15,235,791     $17,666,656               -             $12,878,516          $20,140,931


 Year ended December 31, 1995

 Allowance for doubtful accounts  $   895,563     $   589,513         $  88,797           $   465,822          $ 1,108,051

 Estimated liability for claims   $15,045,879     $12,765,543               -             $12,458,631          $15,352,791



<FN1>
   1     Recoveries
<FN2>
   2 Accounts deemed to be uncollectible and charged to allowance for doubtful accounts and payments made for estimated liability for claims.

[Letterhead of Coopers & Lybrand L.L.P.]

Report of Independent Accountants

The Board of Directors
Arnold Industries, Inc.
Lebanon, Pennsylvania

Our report on the consolidated financial statements of Arnold Industries, Inc. and Subsidiaries has been incorporated by reference in this Form 10-K from page 16 of the 1997 Annual Report to Stockholders of Arnold Industries, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement Schedule II included in this Form 10-K. This supplementary financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this supplementary financial statement schedule based on our audit.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statement taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                              /s/ Coopers & Lybrand L.L.P.

                              COOPERS & LYBRAND L.L.P.

One South Market Square
Harrisburg, Pennsylvania
February 27, 1998

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1998.

                              ARNOLD INDUSTRIES, INC.


                              By   /s/ E. H. Arnold
                                E. H. Arnold, President


                              By   /s/ Ronald E. Walborn
                                 Ronald E. Walborn
                                 Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed by the following persons in their capacities as indicated below.


          Name                            Date

/s/ E. H. Arnold                          March 30, 1998
E. H. Arnold
President and Director

/s/ Kenneth F. Leedy                      March 30, 1998
Kenneth F. Leedy
Executive Vice President and Director

/s/ Ronald E. Walborn                     March 30, 1998
Ronald E. Walborn
Treasurer and Director

/s/ Heath L. Allen                        March 30, 1998
Heath L. Allen
Secretary and Director

INDEX TO EXHIBITS

Sequential                                               Page No.

Exhibit 13     -     1997 Annual Report to Stockholders     18

Exhibit 21     -     Subsidiaries of Registrant             44

Exhibit 23.1   -     Consent of Coopers & Lybrand L.L.P.    45

Exhibit 27     -     Financial Data Schedule                46