Form 10-Q
period 1998-03-31
ARNOLD INDUSTRIES INC
filed 1998-05-15
CIK 700612

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

For the quarterly period ended March 31, 1998.

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

     Yes    X        No

     Common Stock, par value $1.00 per share: 25,993,682 shares outstanding as of May 8, 1998.


PART I.  FINANCIAL INFORMATION


Item 1.     Financial Statements.


Condensed Consolidated Balance Sheets - March 31, 1998
                                        (Unaudited) and
                                        December 31, 1997

Condensed Consolidated Statements of
     Income (Three Month
     Period - Unaudited)              - March 31, 1998 and 1997

Condensed Consolidated Statements of
     Cash Flows (Three Month
     Period - Unaudited)              - March 31, 1998 and 1997

Notes to Condensed Consolidated Financial Statements


                         ARNOLD INDUSTRIES, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                               (Unaudited)

                                              March 31,     December 31,
                                                1998             1997
ASSETS
  Current Assets
    Cash and Cash Equivalents                29,613,268      26,504,782
    Marketable Securities                     8,227,492       9,786,175
    Accounts Receivable, Net                 44,634,373      40 426,025
    Deferred Income Taxes                     9,866,714      10,498,070
    Prepaid Expenses and Supplies             5,934,545       4,462,413
    Refundable Income Taxes                           0         577,498
       Total Current Assets                  98,276,392      92,254,963

  Property and Equipment, at Cost           349,746,678     346,003,319
  Less:  Accumulated Depreciation           144,620,362     140,441,244
       Total Property and Equipment         205,126,316     205,562,075

  Other Assets
    Goodwill, Net                             8,410,865       8,493,581
    Investments in Limited Partnerships       9,502,245       9,616,237
    Other                                     1,138,856       1,113,560
       Total Other Assets                    19,051,966      19,223,378

       TOTAL ASSETS                         322,454,674     317,040,416

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Notes Payable                            16,280,126      16,280,126
    Accounts Payable                          9,277,187      10,155,475
    Income Taxes                              2,457,243               0
    Estimated Liability for Claims            5,334,406       6,452,754
    Accrued Expenses - Other                 15,454,732      13,445,250
       Total Current Liabilities             48,803,694      46,333,605

  Long-Term Liabilities
    Estimated Liability for Claims           13,733,000      13,733,000
    Deferred Income Taxes                    35,420,695      35,683,538
    Notes Payable                               856,929       2,383,449
    Other                                     1,691,468       1,653,868
       Total Long-Term Liabilities           51,702,092      53,453,855

  Stockholders' Equity
    Common Stock                             29,942,628      29,942,628
    Paid-In Capital                             619,216         481,849
    Retained Earnings                       212,984,213     208,617,019
    Treasury Stock, at Cost                 (21,597,169)    (21,788,540)
       Total Stockholders' Equity           221,948,888     217,252,956

       TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                 322,454,674     317,040,416

THE ACCOMPANYING NOTES, HERE AND FOLLOWING, ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



                        ARNOLD INDUSTRIES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)

                                                    Three Months Ended
                                                          March 31,
                                                    1998           1997

Operating Revenues                                96,001,963     90,539,222

Operating Expenses                                84,469,936     78,991,269

Operating Income                                  11,532,027     11,547,953

Interest Expense                                    (283,539)      (331,258)

Other Income (Deductions)                            113,296        215,321

Income Before Income Taxes                        11,361,784     11,432,016

Income Taxes                                       4,135,387      4,110,860

Net Income                                         7,226,397      7,321,156

Other Comprehensive Income, Net of Tax                     0              0

Net Income                                         7,226,397      7,321,156

Net Income per Common Share:
     Basic                                               .28            .27
     Diluted                                             .28            .27

Average Common Shares Outstanding:
     Basic                                        25,957,797     26,668,089
     Diluted                                      26,182,014     26,848,273

Dividends per Common Share                               .11            .11

THE ACCOMPANYING NOTES, HERE AND FOLLOWING, ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                            ARNOLD INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                       Three Months Ended
                                                           March 31,
                                                       1998           1997
Operating Activities
  Net Income                                         7,226,397      7,321,156
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
      Depreciation and Amortization                  7,677,922      7,167,020
      Provision for Deferred Taxes                     368,513       (371,846)
      Other                                           (191,138)      (196,773)
      Changes in Operating Assets and
        Liabilities:
        (Increase) in Accounts Receivable           (4,208,348)    (3,701,512)
        (Increase) in Prepaid Expenses
           and Supplies                             (1,472,132)      (127,994)
        Increase in Accounts Payable
          and Accrued Expenses                       3,047,587      9,356,270
        Other                                           37,600         43,800
          Net Cash Provided by Operating
          Activities                                12,486,401     19,490,121

Investing Activities
  Proceeds from Sale of Investment Securities        2,064,472      1,340,827
  Purchase of Investment Securities                   (507,941)    (6,070,094)
  Proceeds from Disposition of Property
    and Equipment                                    1,205,192      1,748,386
  Purchase of Property and Equipment                (8,059,157)    (9,949,016)
  Capital Contributions to Limited
    Partnerships                                    (1,526,520)    (1,664,200)
  Other                                                (23,496)       142,045
          Net Cash Used In Investing
          Activities                                (6,847,450)   (14,452,052)
Financing Activities
  Cash Dividends Paid                               (2,859,203)    (2,933,159)
  Purchase of Treasury Stock                                 0       (140,250)
  Other                                                328,738         68,955
          Net Cash Used In Financing
          Activities                                (2,530,465)    (3,004,454)

Increase in Cash and Cash Equivalents                3,108,486      2,033,615

Cash and Cash Equivalents at Beginning
  of Year                                           26,504,782     19,704,303

Cash and Cash Equivalents at End of Period          29,613,268     21,737,918

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                           283,538        331,257
    Income Taxes                                       766,856      1,514,966

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

     The results of operations for the three-month period ending March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations


     Operating Revenues for the first quarter of 1998 were $96,001,963, an increase of $5,462,741 or 6% over Operating Revenues for 1997's first quarter. For the same periods, Operating Expenses increased $5,478,667 or 6.9%; Income before Income Taxes decreased $70,232, a decrease of .6%, and Net Income decreased $94,759, or 1.3% to $7,226,397. Earnings Per Share increased to $.28 for the first quarter of 1998 from $.27 for the first quarter of 1997, a 3.7% increase.

     The Company's revenue figures for the first quarter of 1998 as compared to the first quarter of 1997 are higher due primarily to increased business volume at Arnold Transportation Services, Inc. ("Arnold Transportation"), which experienced an 11% increase in revenue. Revenue figures for New Penn Motor Express, Inc. ("New Penn") increased less significantly, by some 1.6%.

     Set forth below is a schedule of the Unaudited Operating Revenues, Expenses and Operating Income of the LTL and TL companies:

                                        (Dollars in Thousands)
                                    First Quarter Ended March 31,
                                      1998                  1997

                                   Amount      %       Amount      %
NEW PENN MOTOR EXPRESS
AND RELATED COMPANIES (LTL)
     Operating Revenues            49,263     100.0     48,475     100.0
     Operating Expenses            39,107      79.4     38,974      80.4
       Operating Income            10,156      20.6      9,501      19.6


                                         (Dollars in Thousands)
                                     First Quarter Ended March 31,
                                       1998                1997

                                   Amount      %       Amount      %
ARNOLD TRANSPORTATION
SERVICES (TL)
     Operating Revenues            46,739     100.0     42,064     100.0
     Operating Expenses            45,363      97.1     40,017      95.1
       Operating Income             1,376       2.9      2,047       4.9


     The Company's working capital at the end of the first quarter of 1998 was $49,472,698, which is an increase of $3,551,340 or 7.7% from the end of the 1997 fiscal year. Factors contributing to the increase in working capital were the Company's profitable first quarter.

     The Company's investment in Property and Equipment (Less Accumulated Depreciation) as of the end of the first quarter of 1998 stood at $205,126,316. This figure represents a slight decrease from December 31, 1997, of $435,759. Funding for the Company's ongoing capital expansion program is being accomplished through the use of cash generated from current operating and investment activities, supplemented when necessary by short or long-term financing.

     Results for the first quarter of 1998 were positively impacted by factors that included mild winter weather in the northeastern United States and a robust national economy. In 1998, the winter weather in New England and the Middle Atlantic states was remarkably mild. New Penn was able to improve its operating ratio from the 80.4 for the first quarter of 1997 to 79.4 for the first quarter of 1998, while also enjoying higher revenue. During 1998, New Penn anticipates acquiring $8 million of new equipment and expending $14 million for new real estate and improvements to existing properties. Terminal expansion is continuing in Cranbury and Cinnaminson, New Jersey, in Rochester, Albany, Syracuse and Buffalo, New York, and in Billerica, Massachusetts.

     Arnold Transportation is making substantial progress in combining the previous truckload divisions into a core carrier. The truckload operations are expected to improve in efficiency and marketing as a result of the combined operations. During 1998, Arnold Transportation's capital expenditures will approximate $16 million for new equipment and $8 million for real estate. The Arnold Logistics Division of Arnold Transportation enjoyed an improved first quarter of 1998. The warehouse in Fort Worth, Texas, continues to operate profitably.

     Company management remains focused on improving operating efficiencies while at the same time seeking growth opportunities by, among other things, offering expanded trucking and warehousing related services to meet the needs of existing and prospective customers. Management will continue to seek opportunities for profitable expansion of the Company.

     At the Annual Meeting, held May 6, 1998, stockholders re-elected
Edward H. Arnold, Ronald E. Walborn and Arthur L. Peterson to serve as members of the Board of Directors, each for a two-year term. The Company also announced that the Board of Directors declared the regular quarterly dividend of eleven cents per share, payable June 4, 1998, to stockholders of record on May 21, 1998.


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


                              ARNOLD INDUSTRIES, INC.
                                   (Registrant)


Date:  May 15, 1998           By  /s/ Heath L. Allen
                                Heath L. Allen, Secretary



Date:  May 15, 1998           By  /s/ Ronald E. Walborn
                                Ronald E. Walborn, Treasurer