Form 10-Q
period 1998-06-30
ARNOLD INDUSTRIES INC
filed 1998-08-14
CIK 700612

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

For the quarterly period ended June 30, 1998.

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

     Yes    X        No

     Common Stock, par value $1.00 per share: 26,000,154 shares outstanding (which excludes 3,942,474 treasury shares) as of August 7, 1998.


PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements.

Condensed Consolidated Balance Sheets     -      June 30, 1998 and
     (Unaudited)                                 December 31, 1997

Condensed Consolidated Statements of      -      June 30, 1998
     Income (Three and Six Month                 and 1997
     Periods - Unaudited)

Condensed Consolidated Statements of      -      June 30, 1998
     Cash Flows (Six Month                       and 1997
     Periods - Unaudited)


Notes to Condensed Consolidated Financial Statements

                    ARNOLD INDUSTRIES, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
                                                    June 30,     December 31,
                                                     1998            1997
ASSETS
  Current Assets
    Cash and Cash Equivalents                      38,047,711      26,504,782
    Marketable Securities                           8,043,299       9,786,175
    Accounts Receivable, Net                       45,160,416      40,426,025
    Deferred Income Taxes                           9,809,860      10,498,070

    Prepaid Expenses and Supplies                   4,907,916       4,462,413
    Refundable Income Taxes                               -0-         577,498

        Total Current Assets                      105,969,202      92,254,963

    Property and Equipment                        354,038,407     346,003,319
    Less:  Accumulated Depreciation               146,497,241     140,441,244
        Total Property and Equipment              207,541,166     205,562,075

    Other Assets
      Goodwill, Net                                 8,445,818       8,493,581
      Investments in Limited Partnerships           9,375,888       9,616,237
      Other                                         1,138,356       1,113,560
        Total Other Assets                         18,960,062      19,223,378

        TOTAL ASSETS                              332,470,430     317,040,416

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Notes Payable                                  15,863,399      16,280,126
    Accounts Payable                               12,180,555      10,155,475
    Income Taxes                                    2,352,974             -0-
    Estimated Liability for Claims                  6,150,314       6,452,754
    Accrued Expenses - Other                       17,093,310      13,445,250
        Total Current Liabilities                  53,640,552      46,333,605

    Long-Term Liabilities
    Estimated Liability for Claims                 13,733,000      13,733,000
    Deferred Income Taxes                          34,163,448      35,683,538
    Notes Payable                                   1,199,080       2,383,449
    Other                                           1,721,568       1,653,868
        Total Long-Term Liabilities                50,817,096      53,453,855

  Stockholders' Equity
    Common Stock                                   29,942,628      29,942,628
    Paid-In Capital                                   641,217         481,849
    Retained Earnings                             219,013,307     208,617,019
    Treasury Stock - At Cost                      (21,584,370)    (21,788,540)
        Total Stockholders' Equity                228,012,782     217,252,956
        TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                    332,470,430     317,040,416

THE ACCOMPANYING NOTES, HERE AND FOLLOWING, ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                            ARNOLD INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)


                              Six Months Ended            Three Months Ended
                                  June 30,                      June 30,
                          1998             1997          1998           1997

Operating Revenues     198,266,340   187,879,966     102,264,377   97,340,744

Operating Expenses     172,579,280   161,281,032      88,109,344   82,289,763

Operating Income        25,687,060    26,598,934      14,155,033   15,050,981

Interest Expense          (546,659)     (651,199)       (263,120)    (319,941)

Other Income
 (Deductions)              219,223       544,328         105,927      329,007

Income Before
 Income Taxes           25,359,624    26,492,063      13,997,840   15,060,047

Income Taxes             9,244,798     9,660,658       5,109,411    5,549,798

Net Income              16,114,826    16,831,405       8,888,429    9,510,249

Other Comprehensive
  Income, Net of Tax   ___________    ___________     ___________  __________

Comprehensive Income    16,114,826    16,831,405       8,888,429    9,510,249


Net Income per Common
  Share:
    Basic                  .62          .64              .34          .37
    Diluted                .62          .63              .34          .36

Average Common Shares
  Outstanding:
    Basic               25,976,888    26,471,650     25,995,769    26,277,369
    Diluted             26,168,354    26,695,407     26,153,901    26,848,273

Dividends per
  Common Share             .22          .22              .11         .11


THE ACCOMPANYING NOTES, HERE AND FOLLOWING, ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                 ARNOLD INDUSTRIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                        Six Months Ended
                                                            June 30,
                                                        1998        1997
Operating Activities
  Net Income                                          16,114,826   16,831,405
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
      Depreciation and Amortization                   15,385,910   15,030,499
      Provision for Deferred Taxes                      (831,830)    (401,240)
      Other                                             (863,234)    (511,188)
      Changes in Operating Assets and Liabilities:
        (Increase) in Accounts Receivable             (4,734,391)  (5,818,682)
        (Increase) Decrease in Prepaid Expenses
           and Supplies                                 (445,503)    (755,243)
        Increase in Accounts Payable and
           Accrued Expenses                            8,301,172    9,841,534
        Other                                             67,700       72,600
           Net Cash Provided by
             Operating Activities                     32,994,650   34,289,685

Investing Activities
  Proceeds from Sale of Investment Securities          2,267,413   15,688,938
  Purchase of Investment Securities                     (527,919)  (6,484,011)
  Proceeds from Disposition of
    Property and Equipment                             4,062,922    2,348,872
  Purchase of Property and Equipment                 (20,278,595) (17,006,510)
  Capital Contributions to Limited Partnerships       (1,601,096)  (1,586,963)
  Other                                                  (19,446)      16,036
           Net Cash Used In Investing Activities     (16,096,721)  (7,023,638)

Financing Activities
  Cash Dividends Paid                                 (5,718,538)  (5,822,839)
  Purchase of Treasury Stock                                      (12,199,922)
  Other                                                  363,538       84,615
           Net Cash Used In Financing Activities      (5,355,000) (17,938,146)

Increase in Cash and Cash Equivalents                 11,542,929    9,327,901

Cash and Cash Equivalents at Beginning of Year        26,504,782   19,704,303

Cash and Cash Equivalents at End of Period            38,047,711   29,032,204


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                             546,660      647,933
    Income Taxes                                       7,136,156    9,411,125


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

     The results of operations for the three and six-month periods ending
June 30, 1998, and June 30, 1997, are not necessarily indicative of the results to be expected for the full year.

Note II:  Pending Adoption of SFAS Amendments

     In June 1997, the Financial Accounting Standards Board issued SFAS
No. 131, "Disclosures about Segments of an Enteprise and Related Information" (SFAS 131), which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the disclosure of segment results. It requires that segments be determined using the "management approach," which means the way management organizes the segments within the enterprise for making operating decisions and assessing performance. The Company will adopt SFAS 131 in the fourth quarter of 1998, and is still evaluating its impact on the Company's financial statement disclosures.

     In January 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS 132), which is effective for fiscal years beginning after December 15, 1997. This statement revises current footnote disclosure requirements for employers' pensions and other retiree benefits. It does not address recognition or measurement issues. The adoption of SFAS 132 will not have a material effect on the Company's financial condition or results of operations.

     In June 1998, the Financial Accounting Standards Board also issued
SFAS No. 133, "Accounting for Drivative Instruments and Hedging Activities" (SFAS No. 133), which is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. It is not anticipated that the adoption of SFAS 133 will have a significant effect on the Company's results of operations or its financial position.



Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.

     Operating Revenues for the second quarter of 1998 were $102,264,377, an increase of $4,923,633 or 5% from Operating Revenues for 1997's second quarter. For the same period, Operating Expenses increased $5,819,581 or 7%; Income Before Income Taxes decreased $1,062,207, a decrease of 7%; and Net Income decreased $621,820 or 6.5%. Earnings Per Share-Basic decreased from $.37 to $.34 for the respective quarters.

     Operating Revenues for the six months ended June 30, 1998, were $198,266,340, an increase of $10,386,374 or 5.5% over the comparable period in 1997. For the same period, Operating Expenses increased $11,298,248 or 7%; Income Before Taxes decreased $1,132,439, a decrease of 4.3%; and Net Income decreased $716,579 or 4.3%. Earnings Per Share-Basic decreased from $.64 to $.62 for the respective six-month periods.

     The traffic of New Penn Motor Express, Inc. ("New Penn"), the Company's less-than-truckload carrier, decreased marginally during the second quarter of 1998, and its operating revenues for the quarter were down by less than 1% in comparison to those of the second quarter of 1997. Operating income for the second quarter was also down from 1997's operating income for the same period. The 1998 second quarter had one less operating day than did the second quarter of 1997. An additional operating day in the 1998 second quarter would have resulted in operating revenues for New Penn that exceeded operating revenue generated during the 1997 second quarter.

     Revenues of Arnold Transportation Services, Inc. ("ATS") continued to grow during the second quarter of 1998. ATS is the Company's truckload carrier and its assembly, distribution and warehousing arm. Operating Revenues generated by ATS during the quarter increased by roughly $5,430,000 over the comparable quarter of 1997. The revenue increase resulted primarily from additional truckload freight as opposed to higher rates. Michael S. Walters assumed the position of president of ATS on August 3, 1998, and will be located in Jacksonville, Florida.

     Although both of the Company's operating subsidiaries continue to experience fierce price competition from other carriers in the trucking industry, Company management remains focused on improving operating efficiencies. At the same time, management continues to seek growth opportunities by offering expanded trucking and warehousing related services to meet the needs of existing and prospective customers. Company management will continue to seek opportunities for profitable expansion of the Company through acquisitions and value-added services.

     Set forth below is a schedule of the Unaudited Operating Revenues, Expenses and Operating Income of the LTL and TL companies for the second quarters of 1998 and 1997 and for the six (6) month periods ended June 30, 1998, and June 30, 1997:

                                       (Dollars in Thousands)
                                    Second Quarter Ended June 30,
                                     1998                    1997

                                   Amount      %       Amount      %
NEW PENN MOTOR EXPRESS
AND RELATED COMPANIES (LTL)
     Operating Revenues           51,328     100.0      51,834     100.0
     Operating Expenses           40,818      79.5      40,248      77.6
       Operating Income           10,510      20.5      11,586      22.4

                                      (Dollars in Thousands)
                                   Second Quarter Ended June 30,
                                    1998                    1997

                                  Amount      %       Amount      %

ARNOLD TRANSPORTATION
SERVICES (TL)
     Operating Revenues           50,937     100.0      45,507     100.0
     Operating Expenses           47,292      92.8      42,042      92.4
       Operating Income            3,645       7.2       3,465       7.6


                                       (Dollars in Thousands)
                                    Six Month Period Ended June 30,
                                     1998                    1997

                                   Amount      %       Amount      %
NEW PENN MOTOR EXPRESS
AND RELATED COMPANIES (LTL)
     Operating Revenues          100,590     100.0     100,309     100.0
     Operating Expenses           79,924      79.5      79,222      79.0
       Operating Income           20,666      20.5      21,087      21.0

                                       (Dollars in Thousands)
                                    Six Month Period Ended June 30,
                                     1998                    1997

                                   Amount      %       Amount      %

ARNOLD TRANSPORTATION
SERVICES (TL)
     Operating Revenues           97,676     100.0      87,571     100.0
     Operating Expenses           92,655      94.9      82,059      93.7
       Operating Income            5,021       5.1       5,512       6.3


     The Company's working capital at the end of the second quarter of 1998 was $52,328,650, which is an increase of $2,855,952 or 5.8% from the end of the first quarter of 1998.

     The Company's investment in Property and Equipment (Less Accumulated Depreciation) as of the end of the second quarter of 1998 stood at $207,541,166. This figure represents an increase from March 31, 1998, of $2,414,850 or 1.2%. The increase reflects the Company's ongoing capital expansion program. Funding for the Company's continuing capital expansion program will be accomplished through the use of cash generated from current operating and investment activities, supplemented, when necessary, by short or long-term debt financing.

     The Company maintains an on-going program to monitor and assess the Company's readiness with respect to Year 2000 issues. Year 2000 issues involve not only assuring proper date recognition by the Company's internal computer software systems, but also assessing Year 2000 readiness of significant vendors, suppliers and customers. The Company has completed its assessment of internal Year 2000 compliance issues. The Company continues to monitor and assess the progress of outside vendors upon whom the Company relies for such items as fuel, parts, etc. and the progress of significant customers upon whose continued business the Company relies for revenues.

     Pursuant to its internal Year 2000 assessment, the Company embarked upon a program to correct and/or replace software used by the Company that does not recognize the year 2000. This internal program is approximately 90% completed as of August 13, 1998, and is likely to be 100% complete by December 1998.
The Company has incurred approximately $1,390,000 in Year 2000 remediation costs to date. The cost to complete the internal program is currently estimated to be $250,000. The cost of completion could be higher or lower depending upon availability of programming personnel, as well as such other factors as the ability to complete the work within the targeted time frame. The cost of monitoring and assessing the compliance programs of third parties is expected to be minimal, in that it will be accomplished by the Company's internal MIS personnel.

     The Company faces the risk of disruptions to service if either it or its significant suppliers do not become Year 2000 compliant in a timely manner. Although the Company fully anticipates becoming Year 2000 compliant in a timely manner, failure to become compliant would result in the loss of systems controlling dispatch, billing and payroll, among other essential functions of the Company. The Company does not believe that these risks will come to fruition because of the efforts to date to become Year 2000 compliant.

     The Company is developing contingency plans to purchase electricity, fuel and essential parts from other vendors in the event of a Year 2000 malfunction by a prime supplier. The Company has no contingency plans for loss of revenue from shippers who are not Year 2000 compliant.


Cautionary Remarks as to Forward-Looking Statements:

     The nature of the Company's operations subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertain-ties. In accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that there are important factors which, among others, could cause future results to differ materially from the forward-looking statements about our management confidence and strategies for performance; expectations for new and existing technologies and opportunities; and expectations for market segment and industry growth. These factors include, but are not limited to: (1) changes in the business environment in which the Company operates, including licensing restrictions, interest rates and capital costs; (2) changes in governmental law and regulations, including taxes; (3) market and competitive changes, including market demand and acceptance for new services and technologies; and (5) other risk factors specifically identified from time to time in Company releases and disclosure documents, including SEC reports and the annual proxy solici-tation and report to stockholders. The Company will update forward-looking statements as required by law, such as the obligation to provide quarterly up-dates as to progress toward Year 2000 readiness.


PART II.  OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders.

     On May 6, 1998, the Company held its Annual Meeting of Stockholders. The following individuals were elected to serve as Directors for a new two-year term:

     Name                         For                 Withheld

     Edward H. Arnold             21,799,881          605,311
     Ronald E. Walborn            21,800,350          604,842
     Arthur L. Peterson           21,918,997          486,195

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


                              ARNOLD INDUSTRIES, INC.
                                   (Registrant)


Date:  August 13, 1998           By /s/ Heath L. Allen
                                 Heath L. Allen, Secretary



Date:  August 13, 1998           By /s/ Ronald E. Walborn
                                 Ronald E. Walborn, Treasurer