Form 10-Q
period 1998-09-30
ARNOLD INDUSTRIES INC
filed 1998-11-13
CIK 700612

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

(Mark One)

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

For the quarterly period ended September 30, 1998.

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

     Yes    X        No

     Common Stock, par value $1.00 per share: 25,126,954 shares outstanding (which excludes 4,815,674 treasury shares) as of November 9, 1998.

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements.


Condensed Consolidated Balance Sheets - September 30, 1998
     (Unaudited)                        and December 31, 1997

Condensed Consolidated Statements of
     Income (Three and Nine Month
     Periods - Unaudited)             - September 30, 1998
                                        and 1997

Condensed Consolidated Statements of
     Cash Flows (Nine Month
     Periods - Unaudited)             - September 30, 1998
                                        and 1997

Notes to Condensed Consolidated Financial Statements

                       ARNOLD INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                                September 30,     December 31,
                                                    1998             1997
 ASSETS
   Current Assets
     Cash and Cash Equivalents                     28,182,824      26,504,782
     Marketable Securities                          5,885,095       9,786,175
     Accounts Receivable, Net                      43,591,245      40,426,025
     Deferred Income Taxes                          8,796,909      10,498,070

     Prepaid Expenses and Supplies                  9,009,162       4,462,413
     Refundable Income Taxes                              -0-         577,498
        Total Current Assets                       95,465,235      92,254,963

   Property and Equipment, at Cost                356,433,172     346,003,319
   Less:  Accumulated Depreciation                146,849,819     140,441,244
        Total Property and Equipment              209,583,353     205,562,075

   Other Assets
     Goodwill, Net                                  8,374,470       8,493,581
     Investments in Limited Partnerships            9,245,931       9,616,237
     Other                                          1,143,331       1,113,560
        Total Other Assets                         18,763,732      19,223,378

        TOTAL ASSETS                              323,812,320     317,040,416

 LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities
     Notes Payable                                 15,863,399      16,280,126
     Accounts Payable                              11,884,951      10,155,475
     Income Taxes                                   1,969,756             -0-
     Estimated Liability for Claims                 9,996,336       6,452,754
     Accrued Expenses - Other                      16,298,518      13,445,250
        Total Current Liabilities                  56,012,960      46,333,605

   Long-Term Liabilities
     Estimated Liability for Claims                 7,344,000      13,733,000
     Deferred Income Taxes                         33,836,557      35,683,538
     Notes Payable                                  1,254,504       2,383,449
     Other                                          1,762,918       1,653,868
        Total Long-Term Liabilities                44,197,979      53,453,855

   Stockholders' Equity
     Common Stock                                  29,942,628      29,942,628
     Paid-In Capital                                  651,648         481,849
     Retained Earnings                            225,551,867     208,617,019
     Treasury Stock, at Cost                     (32,544,762)     (21,788,540)
        Total Stockholders' Equity                223,601,381     217,252,956

        TOTAL LIABILITIES
          AND STOCKHOLDERS' EQUITY                323,812,320     317,040,416

         The accompanying notes, herein following, are an integral part of these consolidated financial statements.

                            ARNOLD INDUSTRIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                           Nine Months Ended           Three Months Ended
                             September 30,                September 30,
                           1998            1997            1998        1997
 Operating Revenues   300,493,801   287,054,643     102,227,461    99,174,677

 Operating Expenses   259,862,263   246,168,884      87,282,983    84,887,852
 Operating Income      40,631,538    40,885,759      14,944,478    14,286,825
 Interest Expense        (838,202)     (975,794)       (291,543)     (324,595)

 Other Income             600,041       972,178         380,818       427,850

 Income Before
   Income Taxes        40,393,377    40,882,143      15,033,753    14,390,080

 Income Taxes          14,901,973    15,002,844       5,657,175     5,342,186

 Net Income            25,491,404    25,879,299       9,376,578     9,047,894

 Other Comprehensive
   Income, Net of Tax

 Comprehensive Income  25,491,404    25,879,299       9,376,578     9,047,894

 Net Income per
  Common Share:
   Basic                  .99           .99              .37           .35

   Diluted                .98           .98              .36           .35

 Average Common
  Shares Outstanding:
   Basic               25,874,471    26,267,854      25,672,976    25,866,908

   Diluted             26,024,964    26,317,190      25,741,523    26,317,190

 Dividends per
  Common Share            .33           .33             .11            .11



           The accompanying notes, herein following, are an integral part of these consolidated financial statements.

                                 ARNOLD INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                                         Nine Months Ended
                                                           September 30,
                                                      1998             1997
 Operating Activities
  Net Income                                       25,491,404      25,879,299
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
      Depreciation and Amortization                23,126,444      22,004,132
      Provision for Deferred Taxes                   (145,770)      1,193,241
      Other                                        (1,760,619)       (333,238)
      Changes in Operating Assets and Liabilities:
        (Increase) in Accounts Receivable          (3,165,220)    (10,305,175)
        (Increase) in Prepaid
          Expenses and Supplies                    (4,546,799)       (460,615)
        Increase in Accounts Payable
          and Accrued Expenses                      4,284,580       6,158,372
        Other                                         109,050         107,650
        Net Cash Provided by
          Operating Activities                     43,393,070      44,243,666

 Investing Activities
  Proceeds from Sale of Investment Securities       4,454,497      18,953,056
  Purchase of Investment Securities                  (557,466)     (6,497,462)
  Proceeds from Disposition of
    Property and Equipment                          7,955,550       3,039,309
  Purchase of Property and Equipment              (32,861,788)    (26,080,372)
  Capital Contributions to
    Limited Partnerships                           (1,545,672)     (1,586,963)
  Other                                               (17,171)       (149,174)
       Net Cash Used In Investing Activities      (22,572,050)    (12,321,606)

 Financing Activities
  Cash Dividends Paid                              (8,556,555)     (8,668,521)
  Purchase of Treasury Stock                      (10,964,125)    (13,064,377)
  Other                                               377,702         238,282
       Net Cash Used In Financing Activities      (19,142,978)    (21,494,616)

 Increase in Cash and Cash Equivalents              1,678,042      10,427,444

 Cash and Cash Equivalents -Beginning of Year      26,504,782      19,704,303

 Cash and Cash Equivalents - End of Period         28,182,824      30,131,747


 Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                          838,202         972,498

    Income Taxes                                   12,526,455      14,619,874

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

     The results of operations for the three and nine-month periods ending September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.


NOTE II:  Pending Adoption of SFAS Amendments

     In June 1997, the Financial Accounting Standards Board issued SFAS
No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the disclosure of segment results. It requires that segments be determined using the "management approach," which means the way management organizes the segments within the enterprise for making operating decisions and assessing performance. The Company will adopt SFAS 131 in the fourth quarter of 1998, and is still evaluating its impact on the Company's financial statement disclosures.

     In January 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS 132), which is effective for fiscal years beginning after December 15, 1997. This statement revises current footnote disclosure requirements for employers' pensions and other retiree benefits. It does not address recognition or measurement issues. The adoption of SFAS 132 will not have a material effect on the Company's financial condition or results of operation.

     In June 1998, the Financial Accounting Standards Board also issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS
133), which is effective for all fiscal quarters for all fiscal years beginning after June 15, 1999. This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. It is not anticipated that the adoption of SFAS 133 will have a significant effect on the Company's results of operations or its financial position.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

     Operating Revenues on a consolidated basis for the third quarter of 1998 were $102,227,461, an increase of $3,052,784 or 3.1% over Operating Revenues for 1997's third quarter. For the same period, Operating Expenses increased $2,395,131, or 2.8%; Income before Income Taxes increased $643,673, an increase of 4.5%; and Net Income increased $328,684, or 3.6%. Earnings Per Share-Basic for the third quarter of 1998 increased as compared to the third quarter of 1997 from $.35 per share to $.37 per share, an increase of 5.7%.

     As indicated above, the Company's revenues for the third quarter of 1998 exceeded revenues generated during the comparable period in 1997, notwithstanding the substantial increase in 1997 third quarter revenues resulting from the UPS strike. Revenues at the Company's subsidiary New Penn Motor Express, Inc. ("New Penn") fell somewhat to more realistic levels absent a UPS strike, down from roughly $53,506,000 in the third quarter of 1997 to $51,805,000 during the third quarter of 1998. At the same time, revenues at the Company's subsidiary Arnold Transportation Services, Inc. ("Arnold Transportation"), which includes the Arnold Logistics Division, increased during the third quarter of 1998 over the comparable period of 1997 by some $4,754,000, or 10.4%. More importantly, Arnold Transportation's Operating Ratio improved from 96.6 for the third quarter of 1997 to 92.4 for third quarter of 1998, meaning that more of the subsidiary's revenues are dropping to the bottom line. New Penn's performance was strong despite the loss of some shipping traffic that returned to UPS, and Arnold Transportation's performance was similarly strong, reflecting on-going efforts to improve the truckload segment of the Company's business.

     Operating Income on a consolidated basis also increased during the third quarter of 1998 relative to the comparable period of 1997. Consolidated Operating Income rose by $657,653 from $14,286,825 to $14,944,478, an increase of 4.6%. Operating Income on a consolidated basis rose at a greater rate during the third quarter than Operating Revenues, reflecting greater efficiencies within the Company.

     The Company's combined Operating Revenues for the nine months ended September 30, 1998, were $300,493,801, an increase of $13,439,158, or 4.7%
over the comparable nine-month period in 1997. For the same period, Operating Expenses increased $13,693,379, or 5.6%; Income Before Income Taxes declined marginally by $488,766, a decrease of 1.2%; and Net Income also declined marginally by $387,895, a decrease of 1.5%. Earnings Per Share-Basic stayed consistent at $.99 for both nine-month periods. The Company's ability to maintain and increase its market share during the nine-month period ended

September 30, 1998, is significant in light of the competitive pressures to which all motor carriers are subject.

     Set forth below is a schedule of the Unaudited Operating Revenues, Expenses and Operating Income of the LTL and TL companies for the third quarters of 1998 and 1997 and for the nine (9) month periods ended September 30, 1998, and September 30, 1997:

                                       (Dollars in Thousands)
                                    Third Quarter Ended September 30,
                                     1998                    1997
                                  Amount        %       Amount        %
 NEW PENN MOTOR EXPRESS
  AND RELATED COMPANIES (LTL)
     Operating Revenues           51,805      100.0      53,506     100.0
     Operating Expenses           40,669       78.5      40,788      76.2
       Operating Income           11,136       21.5      12,718      23.8

 ARNOLD TRANSPORTATION
 SERVICES (TL)
     Operating Revenues           50,423      100.0      45,669     100.0
     Operating Expenses           46,614       92.4      44,100      96.6
       Operating Income            3,809        7.6       1,569       3.4

                                       (Dollars in Thousands)
                                    Nine Months Ended September 30,
                                        1998                    1997
 NEW PENN MOTOR EXPRESS
  AND RELATED COMPANIES (LTL)
     Operating Revenues          152,395      100.0     153,816     100.0
     Operating Expenses          120,593       79.1     120,010      78.0
       Operating Income           31,802       20.9      33,806      22.0

 ARNOLD TRANSPORTATION
 SERVICES (TL)
     Operating Revenues          148,099      100.0     133,238     100.0
     Operating Expenses          139,269       94.0     126,158      94.7
       Operating Income            8,830        6.0       7,080       5.3


     The Company's working capital at the end of the third quarter of 1998 was $39,452,275. This represents a decrease of $12,876,375 or 24.6% from the working capital at the end of the previous quarter in 1998. The decrease in working capital reflects the Company's use of funds to acquire capital assets in connection with the on-going capital expansion program and re-purchase of outstanding shares.

       The Company's investment in Property and Equipment (Less Accumulated Depreciation) as of the end of the third quarter of 1998 stood at $209,583,353. This figure represents an increase from June 30, 1998, of $2,042,187, or 1.0%, and reflects the on-going results of the Company's capital expansion program. Future funding for the Company's capital expansion program will likely be accomplished through the use of cash generated from current operating and investment activities, supplemented, when necessary, by short or long-term financing. Management continues to seek opportunities for profitable expansion of the Company.

     On November 2, 1998, the Company announced its quarterly cash dividend of $.11 per share.

     The Company continues its on-going program to assure the Company's readiness with respect to Year 2000 issues. The Company completed its assessment of internal Year 2000 compliance issues; it has not yet completed its correction and replacement program relative to software identified to be defective during the assessment. The Company also continues to monitor and assess the progress of outside vendors upon whom the Company relies for such items as fuel, parts, etc. and the progress of significant customers upon whose continued business the Company relies for revenues.

     The Company's internal program to correct and/or replace software used by the Company is approximately 95% complete as of November 1, 1998, and is likely to be 100% complete by March 1999. The Company's major business units are either complete or near completion at this time. Arnold Transportation has fully completed its correction and/or replacement program. New Penn is near completion and will be completed by the end of December 1998. The Arnold Logistics Division of Arnold Transportation is 75% completed and will be fully completed by March 1999. Earlier predictions of completion by all of the Company's business units by the end of December 1998 proved to be overly optimistic, with mid to late March being more realistic in light of the work yet to be completed. Reasons for the delay include turnover of programming personnel and development of a revised implementation plan which calls for a more gradual installation process. The cost to complete the internal program is currently estimated to be $150,000 as of November 1, 1998, down from $250,000 on August 13, 1998. The cost of completion could be higher or lower depending upon availability of programming personnel, as well as such other factors as the ability to complete the work within the targeted time frame. The cost of monitoring and assessing the compliance programs of third parties is expected to be minimal, in that it will be accomplished by the Company's internal MIS personnel. The Company has expended approximately $1,500,000 to date in its internal and external assessment program and in correction and replacement activities.

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

     The Company has developed contingency plans to purchase electricity, fuel and essential parts from other vendors in the event of a Year 2000 malfunction by a prime supplier. The Company has no contingency plans for loss of revenue from shippers who are not Year 2000 compliant.


Cautionary Remarks as to Forward-Looking Statements:

     The nature of the Company's operations subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertain-ties. In accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that there are important factors which, among others, could cause future results to differ materially from the forward-looking statements about our management confidence and strategies for performance; expectations for new and existing technologies and opportunities; and expectations for market segment and industry growth. These factors include, but are not limited to: (1) changes in the business environment in which the Company operates, including licensing restrictions, interest rates and capital costs; (2) changes in governmental law and regulations, including taxes; (3) market and competitive changes, including market demand and acceptance for new services and technologies; and (5) other risk factors specifically identified from time to time in Company releases and disclosure documents, including SEC reports and the annual proxy solicitation and report to stockholders. The Company will update forward-looking statements as required by law, such as the obligation to provide quarterly up-dates as to progress toward Year 2000 readiness.

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


                                       ARNOLD INDUSTRIES, INC.
                                              (Registrant)


Date:  November 13, 1998               By    /s/ Heath L. Allen
                                         Heath L. Allen, Secretary


Date:  November 13, 1998               By   /s/ Ronald E. Walborn
                                         Ronald E. Walborn, Treasurer