Form 10-K
period 1998-12-31
ARNOLD INDUSTRIES INC
filed 1999-03-31
CIK 700612

FORM 10-K

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1998

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

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 26, 1999, computed by reference to the immediately preceding closing sale price of such stock (3/25/99), was $372,451,890.

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                    Outstanding at March 26, 1999
              Common Stock                  24,830,126

                    DOCUMENTS INCORPORATED BY REFERENCE

    Portions of Registrant's Annual Report to Stockholders for the year ended December 31, 1998, and Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 5, 1999, are incorporated into Parts II and III, respectively, as set forth herein.

    The total number of pages included in this report, including the cover page, is 53. The exhibit index is located on sequentially numbered page 21.

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

    The Company's business activities are currently conducted by two (2) operating subsidiaries and a non-operating, investment management subsidiary. New Penn Motor Express, Inc. ("New Penn") is a less-than-truckload ("LTL") transportation company. Arnold Transportation Services, Inc. ("Arnold Transportation") provides truckload ("TL") service and, under the name Arnold Logistics, warehousing and warehouse-related trucking service. Maris, Inc. ("Maris") is a non-operating, investment management subsidiary incorporated in the State of Delaware.

    In 1998, New Penn, the Company's LTL carrier, contributed approximately fifty percent (50%) of the Company's Operating Revenue. The Company's TL carrier operations contributed approximately forty-three percent (43%), and Arnold Logistics, its warehousing and related trucking operations, contributed approximately seven percent (7%).

                   NEW PENN MOTOR EXPRESS, INC.

    New Penn maintains general offices in Lebanon, Pennsylvania, and transports commodities by motor vehicle on a less-than-truckload basis, operating primarily in interstate commerce in New England and the Middle Atlantic states. The southeastern United States, Indiana, Ohio and Quebec and Ontario, Canada, are serviced through correspondent agreements with certain other high-service carriers in each area. Certain areas in Canada, including Montreal, are now serviced directly by New Penn. Puerto Rico is serviced by correspondent land service in conjunction with correspondent ocean service. Commodities transported include paper products, food products, textiles, building products, metal products, pharmaceuticals, office equipment and supplies, and wearing apparel.

    New Penn operates from twenty-three (23) terminals at which it receives, consolidates and distributes freight. It utilizes a correspondent's terminal facility in Puerto Rico.

Rates and Regulations

    In common with other interstate motor carriers, New Penn is subject to limited Federal economic regulation of its operations, including the territories it serves and the commodities it carries.

    The ICC Termination Act of 1995, effective January 1, 1997, abolished the Interstate Commerce Commission ("ICC") and the traditional economic regulatory scheme administered by that agency, and replaced it with signifi-cantly lessened economic regulation administered by the Federal Highway Administration ("FHWA").

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

Employees and Employee Relations

    New Penn has approximately fourteen hundred and sixty (1,460) full-time employees (including its officers). Most of the hourly paid employees are covered by contracts with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen, and Helpers of America (Teamsters) effective April 1, 1998, through March 31, 2003.

    Most labor contracts in the unionized trucking industry are negotiated on an industry-wide basis for three to five year periods and contain uniform wage rates, fringe benefits and other working conditions applicable to all covered motor carriers, including competitors of New Penn, subject to local differences established in riders to the national contracts. New Penn anticipates stable labor relations with its unionized employees during the next four (4) years.

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

    Arnold Transportation operates as a "core carrier" within the TL industry. Many manufacturers in the United States continue to reduce the number of regional carriers that they utilize and are concentrating their transportation business in a smaller number of "core carriers." Carriers must be able to transport goods across inter-regional boundaries if they are to compete for the business of these manufacturers. The Company created Arnold Transportation as a core carrier at the end of 1997 by integrating the operations of three regional TL carriers previously operated as independent units. Integration has had the added benefit of reducing duplicative expenses in the areas of dispatch, record-keeping, administration, etc.

    Arnold Transportation's trucking division has 48-state authority to serve the general public, although its basic business, that of truckload carriage, is conducted east of the Mississippi and in the southwest. The main operating location for this division has been relocated from Camp Hill, Pennsylvania, to Jacksonville, Florida, with other terminals located in Pennsylvania, North Carolina, Georgia, Texas and Oklahoma. Arnold Transportation also conducts operations from a customer's location in Ohio, and a leased facility in New York. Most services are being performed in company-owned equipment with company drivers, although in 1992 Arnold Transportation began utilizing owner-operators to complement its fleet.

    Arnold Logistics serves the assembly, distribution and warehousing needs of its customers primarily from sixteen (16) separate warehouse buildings in six (6) operating locations with a total capacity of approximately 3,100,000 square feet. These facilities are located in Camp Hill, Mountville, Mechanicsburg, and Lancaster, Pennsylvania, and Fort Worth and Arlington, Texas. Arnold Logistics also maintains approximately 320,000 square feet of warehouse in Wilmington, North Carolina, presently leased to a third party.

    Arnold Transportation has approximately thirteen hundred eight (1,380) employees (including its officers).

General

    Truckload carriers no longer file tariff rates with the ICC. Arnold Transportation's trucking operations are, in general, subject to limited regulation and competitive factors similar to that experienced by New Penn.

    Arnold Transportation is not subject to collective bargaining with its labor force.

Item 2.  PROPERTIES

    Headquarters. Arnold Industries and New Penn maintain executive and general offices at 625 South Fifth Avenue, Lebanon, Pennsylvania 17042. Arnold Transportation maintains its principal office at 9523 Florida Mining Boulevard, Jacksonville, Florida 32257. Arnold Transportation operates regional centers at 4410 Industrial Park Road, Camp Hill, Pennsylvania 17011, and at 3375 High Prairie Avenue, Grand Prairie, Texas 75050. The companies own their principal offices and regional centers.

    Facilities. New Penn maintains general commodities terminal facilities in twenty-three (23) cities situated in seven (7) states and Quebec province of Canada. On December 31, 1998, eighteen (18) of the terminals were owned by the Company or its subsidiaries and five (5) were leased from unrelated parties. The terminals owned are located as follows: Southington, CT; Elkridge, MD; Billerica, MA; South Kearny, NJ; Trenton, NJ; Albany, NY; Newburgh, NY, Cheektowaga, NY; Maspeth (Long Island), NY; Rochester, NY; Camp Hill, PA; Lancaster, PA; Cinnaminson, NJ; Neville Island, PA; Reading, PA; Dunmore, PA; Milton, PA; and Cranston, RI. Leases for terminal facilities in Springfield, MA; Syracuse, NY; Altoona, PA; Portland, ME; and Stanhope, Quebec, expire from time to time over the next several years. Management believes the leases will be renewed or replaced by other leases in the normal course of business. New Penn also operates through a correspondent located in Cantano, Puerto Rico.

    In the mid-Atlantic region, Arnold Transportation owns and operates trucking terminals in Camp Hill, Pennsylvania, and Charlotte, North Carolina. It also leases facilities in Selkirk, New York (near Albany), Dayton, Ohio, and St. Louis, Missouri, which it will renew or replace in the normal course of business. In the mid-Atlantic region, Arnold Transportation also owns and, through Arnold Logistics, operates twelve (12) warehouse buildings in three
(3) locations, Camp Hill, Mechanicsburg, and Lancaster, Pennsylvania, totaling approximately 2,300,000 square feet. Arnold Transportation also leases approximately 300,000 square feet of additional warehouse space for Arnold Logistics' use in Mountville, Pennsylvania. Management believes that the lease will be renewed or replaced in the normal course of business. In 1982, Arnold Transportation acquired, from an unrelated third party, 90 acres near Wilmington, North Carolina, on which are located approximately 320,000 square feet of warehouse space. This facility is presently leased to an unrelated third party and is not operated by Arnold Logistics.

    In the southeast, Arnold Transportation maintains five (5) terminals and/or drop lots to support its operations. These are located in Jacksonville and Jasper, Florida; Albany, Atlanta and Austelle, Georgia. The terminals in Jacksonville, Jasper, Albany and Austelle are owned by Arnold Transportation. The Atlanta facility is leased from an unrelated third party. Management believes the lease will be renewed or replaced in the normal course of business.

    In the southwest, Arnold Transportation maintains five (5) terminal and/or drop-off locations in, respectively, Grand Prairie, Houston, Paris and Waco, Texas, and Muskogee, Oklahoma. Arnold Transportation owns its facilities in Grand Prairie, Houston and Paris, Texas, and Muskogee, Oklahoma. The Waco facility is under lease with an unrelated party, which will expire or be renewed over the next several years. Management believes the lease will be renewed or replaced in the normal course of business. Arnold Transportation also owns two warehouses totaling approximately 150,000 square feet in the Fort Worth, Texas area, which are managed by Arnold Logistics. Additional warehouse space consisting of 25,000 and 248,000 square feet is under lease in Fort Worth and Arlington, Texas, respectively, which leases will be renewed or replaced in the normal course of business.

Item 3.  LEGAL PROCEEDINGS

    There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company, to which the Company or its subsidiaries are party or to which any of their property is subject.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                               NONE

                             PART II
Item 5.  MARKET INFORMATION

    There is incorporated herein by reference the information appearing under the captions "Quarterly Performance" and "Price Range Common Stock" on page 18 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1998. It is anticipated that comparable cash dividends will continue to be paid in the future.

    The number of holders of record of the Company's common stock as of March 26, 1999, was approximately 1,535. However, the Company believes there are substantially more beneficial owners of Company stock than reflected by the number of record holders.

    The Registrant's common stock is traded in the over-the-counter market on the NASDAQ National Market System under the symbol "AIND." Prices shown are the actual high and low close for the periods given. The closing price of the Company's common stock on March 25, 1999, was $15.00.

Item 6.  SELECTED FINANCIAL DATA

    There is incorporated herein by reference the information appearing under the caption "Eleven-Year Financial Summary" on pages 22 and 23 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1998.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

    There is incorporated herein by reference the information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 19 through 21 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1998.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK INHERENT IN DERIVATIVE FINANCIAL INSTRUMENTS

    Neither the Company nor any of its subsidiaries, including Maris, Inc., own derivative financial instruments. Accordingly, the Company has no exposure to sudden changes in the financial and commodities markets and the impact that those changes may have on the value of market risk sensitive derivative securities. Maris, Inc., however, does own certain market risk sensitive instruments, including money market funds, time deposits, tax-free bonds and other like instruments. The Company believes that the risk inherent in owning these types of investments is no greater than the market risk of owning any security traded on various exchanges in the United States and elsewhere.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following consolidated financial statements of Arnold Industries, Inc. and its subsidiaries, included on pages 9 through 16 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1998, are incorporated by reference herein:

    Consolidated Balance Sheets - December 31, 1998 and 1997.

    Consolidated Statements of Income - Years Ended December 31, 1998, 1997 and 1996.

    Consolidated Statements of Stockholders' Equity - Years Ended
         December 31, 1998, 1997 and 1996.

    Consolidated Statements of Cash Flows - Years Ended December 31, 1998,
         1997 and 1996.

    Notes to Consolidated Financial Statements.

    Also, there is incorporated herein by reference the "Report of Indepen-dent Accountants" and information appearing under the caption "Quarterly Performance" on pages 17 and 18, respectively, of the Registrant's Annual Report to Stockholders for the year ended December 31, 1998.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                             NONE

                             PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    There is incorporated herein by reference the information appearing under the captions "Directors" and "Executive Officers" in the Registrant's definitive proxy statement for the Annual Meeting of Stockholders on May 5, 1999.

    There have been no events under the bankruptcy act, no criminal proceed-ings and no judgments or injunctions during the past five (5) years which would be material to an evaluation of any Director or Executive Officer.

Item 11.  EXECUTIVE COMPENSATION

    There is incorporated herein by reference the information appearing under the captions "Executive Officers", "Executive Compensation and Other Benefits", "Performance Graph," "Report on Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the Regis-trant's definitive proxy statement for the Annual Meeting of Stockholders on May 5, 1999.

    No other remuneration payments are proposed to be made in the future, directly or indirectly, by or on behalf of Arnold Industries and its subsid-iaries, pursuant to any plan or arrangement, to any Director or Executive Officer of the Company except as disclosed above.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    There is incorporated herein by reference the information appearing under the caption "Security Ownership of Directors, Officers and Certain Beneficial Owners" in the Registrant's definitive proxy statement for the Annual Meeting of Stockholders on May 5, 1999.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    There is incorporated herein by reference the information appearing under the caption "Certain Transactions" in the Registrant's definitive proxy statement for the Annual Meeting of Stockholders on May 5, 1999.

Item 14.  YEAR 2000 COMPLIANCE

    The Company continues its on-going project to assure Year 2000 ("Y2K") readiness. Y2K readiness involves assuring that all essential functions of the Company, including activities that are not directly computer dependant, will remain operative upon arrival of the Year 2000. Assuring Y2K readiness involves: (i) assessing which activities are impacted by date-dependent software programs and chips, (ii) making any necessary corrections and/or replacements to affected software and chips, and (iii) testing the corrections and/or replacements to evidence that software and chips recognize the Year 2000 date and function properly. Each of the three phases outlined above must be successfully completed before a particular system will be deemed Y2K ready.

    The Company's project to correct and/or replace internal information technology ("IT") software is now 100% complete. Internal IT software is software that the Company produces internally, using its own technicians and programmers, to perform such carrier and warehousing functions as billing, accounts receivable aging, payables, payroll, inventory control, dispatch, etc. The Company's internal IT software operates on an IBM AS 400 mainframe computer, and all such software, including software servicing the Company's three principal business units, New Penn Motor Express, Arnold Transportation Services and Arnold Logistics, has been assessed, corrected and/or replaced and tested successfully for Y2K compliance.

    The cost of the Company's program to correct and/or replace non-compliant internal IT software was $1,650,000. Those costs have already been incurred and paid from operating revenues of the Company's three principal business units. No other projects or capital expenditures were deferred or canceled due to the diversion of resources to Y2K compliance. Approximately 70% of the cost of the Company's internal program was incurred for services of third-party consultants and replacement of software. The remaining 30% of the cost was incurred for services of employees of the Company or its subsidiaries who devoted time to assuring Y2K readiness.

    The Company continues to monitor and assess the progress of third parties upon whom the Company relies for externally produced, date-dependant software, including, but not limited to, non-IT software, communications software, fueling cards, satellite-based on-board computers, diagnostic repair programs used at Company repair facilities, microfilm indexing, etc. Many such externally produced software programs are non-IT systems and impact the actual carriage of freight or storage of goods by the Company's operating units. The Company is also monitoring the progress of suppliers of basic materials such as fuel, parts, tires, etc., as well as that of significant customers upon whose continued business the Company relies for revenues.
These monitoring efforts have revealed areas of concern with respect to Y2K readiness of the Company's vendors, suppliers and customers. To the extent reasonably practicable, the Company is taking steps to assure timely compliance or the availability of alternate software, services and supplies. The cost of maintaining and completing the external Y2K project, including correction and/or replacement costs and testing, is anticipated to be $150,000. The additional cost will be funded entirely from operating revenues of the Company.

    The Company faces the risk of disruptions to service if significant vendors, suppliers and/or customers do not become Y2K compliant in a timely manner. Failure by vendors and suppliers to become compliant would result in the loss of systems controlling dispatch, billing and payroll, among other essential functions of the Company. The Company does not believe that these risks will come to fruition because of the efforts to date to become Y2K compliant.

    The Company is developing contingency plans to acquire electricity, fuel and essential parts from other vendors in the event of a Y2K malfunction by a prime supplier. Plans include purchase and retention of higher levels of inventory for items such as tires and spare parts. As necessary, electricity will be available at most Company facilities, at least temporarily, though the use of generators that the Company routinely maintains for power outages. The Company has no contingency plans for loss of revenues from shippers who do not become Y2K compliant.

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

    (a) (1) The following consolidated financial statements of the registrant and its subsidiaries, included on pages 9 to 16 in the Registrant's Annual Report to Stockholders for the year ended December 31, 1998 and the report of independent accountants on page 17 of such report are incorporated herein by reference in Item 8:

        Financial statements:

            Consolidated Balance Sheets - December 31, 1998 and 1997 Consolidated Statements of Income - Years Ended December 31, 1998,
                 1997 and 1996
            Consolidated Statements of Stockholders' Equity - Years Ended
                 December 31, 1998, 1997 and 1996
            Consolidated Statements of Cash Flows - Years ended December 31,
                 1998, 1997 and 1996
            Notes to Consolidated Financial Statements

        Independent Accountants' Report

        Selected Quarterly Financial Data - Years Ended December 31, 1998 and
            1997:

            Quarterly performance data, included on page 18 in the Registrant's Annual Report to Stockholders for the year ended December 31, 1998, is incorporated herein by reference.

       (2) The following financial statement schedules for the years 1998, 1997 and 1996 are submitted herewith:

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

            Exhibit 13 - 1998 Annual Report to Stockholders

            Exhibit 21 - Subsidiaries of the Registrant

            Exhibit 23.1 - Consent of PricewaterhouseCoopers LLP

            Exhibit 27 - Financial Data Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K have been filed by the Registrant during the last quarter of the period covered by this report.

             ARNOLD INDUSTRIES, INC. AND SUBSIDIARIES
                           Schedule II
          Valuation and Qualifying Accounts and Reserves
       for the years ended December 31, 1998, 1997 and 1996

                                                     Additions
                                  Balance at  Charged to   Charged to
                                  beginning   costs and     other                      Balance at
 Description                      of period   expenses     accounts<FN1> Deductions   end of year
                                                                            <FN2>

 Year ended December 31, 1998

 Allowance for doubtful accounts   $ 1,340,028  $   536,367   $221,223   $   913,471   $ 1,184,147

 Estimated liability for claims    $20,185,754  $13,494,337      -       $17,887,178   $15,792,913


 Year ended December 31, 1997

 Allowance for doubtful accounts   $ 1,724,106  $   821, 238  $194,215   $ 1,399,531   $ 1,340,028

 Estimated liability for claims    $20,140,931  $14,935,706      -       $14,890,883   $20,185,754

 Year ended December 31, 1996

 Allowance for doubtful accounts   $ 1,108,051  $ 1,232,565   $ 94,245   $   710,755   $ 1,724,106

 Estimated liability for claims    $15,235,791  $17,666,656      -       $12,878,516   $20,140,931


<FN1>   Recoveries

<FN2>   Accounts deemed to be uncollectible and charged to allowance for doubtful accounts and payments made for estimated liability for claims.

              Report of Independent Accountants on
                 Financial Statement Schedules


To the Board of Directors
of Arnold Industries, Inc.

Our audits of the consolidated financial statements referred to in our report dated March 5, 1999 appearing on page 17 of the 1998 Annual Report to Shareholders of Arnold Industries, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP
One South Market Square
Harrisburg, Pennsylvania
March 5, 1999

                            SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 1999.

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


         Name                               Date

     /s/ E. H. Arnold                       March 31, 1999
E. H. Arnold
President and Director

     /s/ Kenneth F. Leedy                   March 31, 1999
Kenneth F. Leedy
Executive Vice President and Director

     /s/ Ronald E. Walborn                  March 31, 1999
Ronald E. Walborn
Treasurer and Director

     /s/ Heath L. Allen                     March 31, 1999
Heath L. Allen
Secretary and Director

                        INDEX TO EXHIBITS


                                                          Sequential
                                                            Page No.

Exhibit 13    -    1998 Annual Report to Stockholders         21

Exhibit 21    -    Subsidiaries of Registrant                 49

Exhibit 23.1  -    Consent of PricewaterhouseCoopers LLP      50

Exhibit 27    -    Financial Data Schedule                    51