Form 10-Q
period 1999-03-31
ARNOLD INDUSTRIES INC
filed 1999-05-14
CIK 700612

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934

For the quarterly period ended March 31, 1999.

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

    Yes    X       No

     Common Stock, par value $1.00 per share: 24,863,726 shares outstanding (excluding treasury shares) as of May 10, 1998.

                 PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.


Condensed Consolidated Balance Sheets - March 31, 1999
                                        (Unaudited) and
                                        December 31, 1998

Condensed Consolidated Statements of
    Income (Three Month
    Period - Unaudited)              - March 31, 1999 and 1998

Condensed Consolidated Statements of
    Cash Flows (Three Month
    Period - Unaudited)              - March 31, 1999 and 1998


Notes to Condensed Consolidated Financial Statements

                             ARNOLD INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                             March 31,    December 31,
                                               1999           1998
ASSETS
  Current Assets
   Cash and Cash Equivalents                19,872,045     19,432,802
   Marketable Securities                     4,749,766      4,848,974
   Accounts Receivable, Net                 40,754,145     40,159,047
   Notes Receivable, Current                   875,000        873,709
   Deferred Income Taxes                     2,320,299      6,262,784

   Prepaid Expenses and Supplies             6,370,225      7,458,315
   Refundable Income Taxes                     794,237        707,157
       Total Current Assets                 75,735,717     79,742,788

  Property and Equipment, at Cost          377,488,715    370,157,592
  Less:  Accumulated Depreciation          152,345,119    149,458,462
       Total Property and Equipment        225,143,596    220,699,130

  Other Assets
   Goodwill, Net                             8,231,769      8,303,117
   Investments in Limited Partnerships       8,980,196      9,119,574
   Notes Receivable, Long-term               1,470,266      1,090,734
   Other                                     1,188,439      1,155,368
       Total Other Assets                   19,870,670     19,668,793

       TOTAL ASSETS                        320,749,983    320,110,711

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
   Notes Payable                            20,908,251     15,863,399
   Accounts Payable                         10,615,096     10,352,289
   Income Taxes                                    -0-            -0-
   Estimated Liability for Claims            1,372,946      5,078,913
   Accrued Expenses - Other                 15,449,500     13,317,352
       Total Current Liabilities            48,345,793     44,611,953

  Long-term Liabilities
   Estimated Liability for Claims            3,381,000     10,714,000
   Deferred Income Taxes                    35,098,229     35,307,204
   Notes Payable                                89,726      1,309,929
   Other                                     1,795,513      1,768,113
       Total Long-term Liabilities          40,364,468     49,099,246

  Stockholders' Equity
   Common Stock                             29,942,628     29,942,628
   Paid-In Capital                           1,055,955        658,065
   Retained Earnings                       237,878,781    232,417,298
   Treasury Stock, at Cost                 (36,837,642)   (36,618,479)
       Total Stockholders' Equity          232,039,722    226,399,512

       TOTAL LIABILITIES
         AND STOCKHOLDERS' EQUITY          320,749,983    320,110,711

THE ACCOMPANYING NOTES, HERE AND FOLLOWING, ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       ARNOLD INDUSTRIES, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             (Unaudited)


                                                Three Months Ended
                                                     March 31,
                                                 1999         1998

Operating Revenues                           100,305,647   96,001,963

Operating Expenses                            87,205,988   84,469,936

Operating Income                              13,099,659   11,532,027

Interest Expense                                (249,407)    (283,539)

Other Income                                     105,814      113,296

Income Before Income Taxes                    12,956,066   11,361,784

Income Taxes                                   4,763,166    4,135,387

Net Income                                     8,192,900    7,226,397


Net Income per Common Share:
  Basic                                           0.33         0.28

  Diluted                                         0.33         0.28

Average Common Shares Outstanding
  Basic                                       24,832,982   25,957,797

  Effect of Dilutive Securities-Stock Options    249,704      224,217

  Diluted                                     25,082,686   26,182,014

Dividends per Common Share                        0.11         0.11


THE ACCOMPANYING NOTES, HERE AND FOLLOWING, ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        ARNOLD INDUSTRIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                       1999         1998
Operating Activities
 Net Income                                          8,192,900    7,226,397
 Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
     Depreciation and Amortization                   8,205,714    7,677,922
     Provision for Deferred Taxes                    3,733,510      368,513
     Other                                            (197,553)    (191,138)
     Changes in Operating Assets & Liabilities:
       (Increase) in Accounts Receivable              (595,098)  (4,208,348)
       (Increase) Decrease in Prepaid
         Expenses and Supplies                       1,088,090   (1,472,132)
       Increase (Decrease) in Accounts Payable         262,807     (878,288)
       (Decrease) in Estimated Liability
         for Claims                                (11,038,967)  (1,118,348)
       Increase in Other Accrued Expenses            2,045,068    5,044,223
       Other                                            27,400       37,600
       Net Cash Provided by
         Operating Activities                       11,723,871   12,486,401

Investing Activities
 Proceeds from Sale of Investment Securities           112,368    2,064,472
 Purchase of Investment Securities                     (13,974)    (507,941)
 Proceeds from Disposition of
   Property and Equipment                            2,063,840    1,205,192
 Purchase of Property and Equipment                (14,912,254)  (8,059,157)
 Capital Contributions to
   Limited Partnerships                             (1,175,351)  (1,526,520)
 Other                                                 193,433      (23,496)
       Net Cash Used In Investing Activities       (13,731,938)  (6,847,450)

Financing Activities
 Cash Dividends Paid                                (2,731,416)  (2,859,203)
 Purchase of Treasury Stock                           (314,550)           0
 Proceeds from Short-term Debt                       5,000,000            0
 Other                                                 493,276      328,738
       Net Cash Provided by
         (Used In) Financing Activities              2,447,310   (2,530,465)

Increase in Cash and Cash Equivalents                  439,243    3,108,486

Cash and Cash Equivalents - Beginning of Year       19,432,802   26,504,782

Cash and Cash Equivalents - End of Period           19,872,045   29,613,268

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
   Interest                                            249,047      283,538
   Income Taxes                                      1,121,293      766,856

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

     The results of operations for the three-month period ending
March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


     Operating Revenues for the first quarter of 1999 were $100,305,647, an increase of $4,303,684 or 4% over Operating Revenues for 1998's first quarter. For the same periods, Oper-ating Expenses increased $2,736,052 or 3%; Income before Income Taxes increased $1,594,282, an increase of 14%, and Net Income increased $966,503, or 13% to $8,192,900. Earnings Per Share increased to $.33 for the first quarter of 1999 from $.28 for the first quarter of 1998, an 18% increase.

     The Company's revenue figures for the first quarter of 1999 as compared to the first quarter of 1998 are higher due primarily to increased business volume at Arnold Transportation Services, Inc. ("Arnold Transportation"), which experienced a 6.7% increase in revenue, and Arnold Logistics, which experienced a 19.6% increase in revenue. Revenue figures for New Penn Motor Express, Inc. ("New Penn") were relatively stable, increasing by approxi-mately one-half of one percent.

     Set forth below is a schedule of the Unaudited Operating
Revenues, Expenses and Operating Income of the LTL, TL and
Warehousing/Logistics companies:

                                               (Dollars in Thousands)
                                            First Quarter Ended March 31,
                                                1999                1998

                                        Amount      %       Amount      %
LESS-THAN-TRUCKLOAD
     Operating Revenues                 49,584    100.0     49,263    100.0
     Operating Expenses                 38,886     78.4     39,399     80.0
        Operating Income                10,698     21.6      9,864     20.0

TRUCKLOAD
     Operating Revenues                 42,760    100.0     40,082    100.0
     Operating Expenses                 41,481     97.0     39,657     98.9
        Operating Income                 1,279      3.0        425      1.1

WAREHOUSING/LOGISTICS
     Operating Revenues                  7,962    100.0      6,657    100.0
     Operating Expenses                  6,561     82.4      5,576     83.8
        Operating Income                 1,401     17.6      1,081     16.2

Unallocated corporate
  operating income (loss)                 (278)                162

Consolidated operating
  income                                13,100              11,532

     The Company's working capital at the end of the first quarter of 1999 was $27,389,924, which is a decrease of $7,740,911 or 22% from the end of the 1998 fiscal year. The principal factors contributing to the decrease in working capital were use of funds for purchase of new equipment, construction of new facilities and payment of approximately $11,000,000 to an outside insurance carrier for the carrier's assumption of liability for certain accrued self-insured claims that arose during 12-month periods ending June 30, 1998, 1997 and 1996. Accrued short and long-term contingent liabilities of approxi-mately $3,667,000 and $7,333,000, respectively, that previously appeared on the Company's financial statements were in effect liquidated and paid by this transfer.

     The Company's investment in Property and Equipment (Less Accumulated Depreciation) as of the end of the first quarter of 1999 stood at $225,143,496. This figure represents an increase from December 31, 1998, of $4,444,466. Funding for the Company's ongoing capital expansion program is being accomplished through the use of cash generated from current operating and investment activities, supplemented when necessary by short or long-term financing.

     Results for the first quarter of 1999 were positively impacted by factors that included mild winter weather in the northeastern United States and a robust national economy. In 1999, the winter weather in New England and the Middle Atlantic states was remarkably mild. New Penn was able to improve its operating ratio over the prior year's first quarter, to wit:
78.4 for the first quarter of 1999 versus 80.0 for the first quarter of 1998. During 1999, New Penn anticipates acquiring $9.8 million of new equipment and expending $8.3 million for new real estate and improvements to existing properties. Termi-nal expansion is continuing in Rochester, Albany, Syracuse and Buffalo, New York, and in Billerica, Massachusetts.

     Arnold Transportation has completed the process of combining the truckload divisions into a core carrier. The truckload operations are improving in efficiency and marketing as a result of the combined operations. During 1999, Arnold Transportation's capital expenditures will approximate $28.2 million for new equipment and $1.6 million for real estate.

     Arnold Logistics enjoyed an excellent first quarter of 1999. Two new warehouse buildings in Lancaster, Pennsylvania, contain-ing 560,000 square feet of warehousing space, were completed and are due to be fully occupied by the beginning of the third quarter of 1999. The division has also reached agreement to provide eCommerce fulfillment and customer service for a leading catalog retailer. During 1999, Arnold Logistics' capital ex-penditures will approximate $3.0 million for new equipment and $1.2 million for real estate.

     Company management remains focused on improving operating efficiencies while at the same time seeking growth opportunities by, among other things, offering expanded trucking and ware-housing related services to meet the needs of existing and prospective customers. Management will continue to seek oppor-tunities for profitable expansion of the Company.

Y2K Readiness Program

     The Company continues its on-going project to assure
Year 2000 ("Y2K") readiness. Y2K readiness involves assuring that all essential functions of the Company, including activities that are not directly computer dependant, will remain operative upon arrival of the Year 2000. The Company's project to correct and/or replace internal information technology ("IT") software is now 100% complete. Internal IT software is software that the Company produces internally, using its own technicians and programmers, to perform such carrier and warehousing functions as billing, accounts receivable aging, payables, payroll, inventory control, dispatch, etc. The Company's internal IT software operates on an IBM AS 400 mainframe computer, and all such software, including software servicing the Company's three principal business units, New Penn Motor Express, Arnold Trans-portation Services and Arnold Logistics, has been assessed, corrected and/or replaced and tested successfully for Y2K compliance.

     The cost of the Company's program to correct and/or replace non-compliant internal IT software was $1,675,000. Those costs have already been incurred and paid from operating revenues of the Company's three principal business units. No other projects or capital expenditures were deferred or canceled due to the diversion of resources to Y2K compliance. Approximately 70% of the cost of the Company's internal program was incurred for services of third-party consultants and replacement of software. The remaining 30% of the cost was incurred for services of employees of the Company or its subsidiaries who devoted time to assuring Y2K readiness.

     The Company continues to monitor and assess the progress of third parties upon whom the Company relies in performing carrier and warehousing services. The Company purchases various exter-nally produced, date-dependant software, including, but not limited to, communications software, fueling cards, satellite-based on-board computers, diagnostic repair programs used at Company repair facilities, microfilm indexing, etc. Many such externally produced software programs are non-IT systems and impact the actual carriage of freight or storage of goods by the Company's operating units. The Company also monitors the prog-ress of suppliers of basic materials such as fuel, parts, tires, etc., as well as that of significant customers upon whose contin-ued business the Company relies for revenues. These monitoring efforts have revealed areas of concern with respect to Y2K readiness of the Company's vendors, suppliers and customers. To the extent reasonably practicable, the Company is taking steps to assure timely compliance or the availability of alternate software, services and supplies. The cost of maintaining and completing the external Y2K project, including correction and/or replacement costs and testing, is anticipated to be $125,000.
The additional cost will be funded entirely from operating revenues of the Company.

     The Company faces the risk of disruptions to service if significant vendors, suppliers and/or customers do not become Y2K compliant in a timely manner. Failure by vendors and suppliers to become compliant would result in the loss of systems control-ling dispatch, billing and payroll, among other essential functions of the Company. The Company does not believe that these risks will come to fruition because of the efforts to date to become Y2K compliant.

     The Company is developing contingency plans to acquire electricity, fuel and essential parts from other vendors in the event of a Y2K malfunction by a prime supplier. Plans include purchase and retention of higher levels of inventory for items such as tires and spare parts. As necessary, electricity will be available at most Company facilities, at least temporarily, through the use of generators that the Company routinely maintains for power outages. The Company has no contingency plans for loss of revenues from shippers who do not become Y2K compliant.


Cautionary Remarks as to Forward-Looking Statements:

     The nature of the Company's operations subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. In accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that there are important factors which, among others, could cause future results to differ materially from the forward-looking statements about our manage-ment confidence and strategies for performance; expectations for new and existing technologies and opportunities; and expectations for market segment and industry growth. These factors include, but are not limited to: (1) changes in the business environment in which the Company operates, including licensing restrictions, interest rates and capital costs; (2) changes in governmental law and regulations, including taxes; (3) market and competitive changes, including market demand and acceptance for new services and technologies; and (5) other risk factors specifically identi-fied from time to time in Company releases and disclosure docu-ments, including SEC reports and the annual proxy solicitation and report to stockholders. The Company will update forward-looking statements as required by law, such as the obligation to provide quarterly up-dates as to progress toward Year 2000 readiness.


Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk.


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


Item 4.     Matters Brought to a Vote of Shareholders.


     At the Annual Meeting, held May 5, 1999, stockholders re-elected Kenneth F. Leedy, Heath L. Allen, and Carlton E. Hughes to serve as members of the Board of Directors, each for a two-year term, and approved a restatement and amendment of the Company's Bylaws. The Company also announced that the Board of Directors declared the regular quarterly dividend of eleven cents per share, payable June 3, 1999, to stockholders of record on May 20, 1999.

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


                                 ARNOLD INDUSTRIES, INC.
                                      (Registrant)


Date:  May 14, 1999              By    /s/ Heath L. Allen
                                   Heath L. Allen, Secretary


Date:  May 14, 1999              By  /s/ Ronald E. Walborn
                                   Ronald E. Walborn, Treasurer