Form 10-Q
period 1999-06-30
ARNOLD INDUSTRIES INC
filed 1999-08-13
CIK 700612

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

For the quarterly period ended June 30, 1999.

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

                              17042
                           (Zip Code)

                         (717) 273-9058
        (Registrant's telephone number, including area code)


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

     Yes    X        No

     Common Stock, par value $1.00 per share: 24,867,326 shares outstanding (which excludes 5,075,302 treasury shares) as of August 9, 1999.

                         PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements.

Condensed Consolidated Balance Sheets     -      June 30, 1999 and
     (Unaudited)                                 December 31, 1998

Condensed Consolidated Statements of      -      June 30, 1999
     Income (Three and Six Month                 and 1998
     Periods - Unaudited)

Condensed Consolidated Statements of      -      June 30, 1999
     Cash Flows (Six Month                       and 1998
     Periods - Unaudited)

Notes to Condensed Consolidated Financial Statements

                           ARNOLD INDUSTRIES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                                                   June 30,     December 31,
                                                     1999            1998
ASSETS
 Current Assets
   Cash and Cash Equivalents                        25,213,522      19,432,802
   Marketable Securities                             4,644,956       4,848,974
   Accounts Receivable, Net                         43,224,792      40,159,047
   Notes Receivable, Current                           875,000         873,709
   Deferred Income Taxes                             2,833,813       6,262,784
   Prepaid Expenses and Supplies                     4,960,431       7,458,315
   Refundable Income Taxes                                  -0-        707,157

      Total Current Assets                          81,752,514      79,742,788

 Property and Equipment, at Cost                   383,699,131     370,157,592
 Less:  Accumulated Depreciation                   151,989,347     149,458,462
      Total Property and Equipment                 231,709,784     220,699,130

 Other Assets
   Goodwill, Net                                     8,160,421       8,303,117
   Investments in Limited Partnerships               8,851,639       9,119,574
   Notes Receivable, Long-term                       1,631,635       1,090,734
   Other                                             1,183,839       1,155,368
      Total Other Assets                            19,827,534      19,668,793

      TOTAL ASSETS                                 333,289,832     320,110,711

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities
   Notes Payable                                    20,908,251      15,863,399
   Accounts Payable                                 12,809,352      10,352,289
   Income Taxes                                      2,019,231              -0-
   Estimated Liability for Claims                    2,550,589       5,078,913
   Accrued Expenses - Other                         16,271,485      13,317,352
      Total Current Liabilities                     54,558,908      44,611,953

 Long-term Liabilities
   Estimated Liability for Claims                    3,381,000      10,714,000
   Deferred Income Taxes                            34,645,790      35,307,204
   Notes Payable                                       123,670       1,309,929
   Other                                             1,815,413       1,768,113
      Total Long-term Liabilities                   39,965,873      49,099,246

 Stockholders' Equity
   Common Stock                                     29,942,628      29,942,628
   Paid-in Capital                                   1,410,250         658,065
   Retained Earnings                               244,154,620     232,417,298
   Treasury Stock - At Cost                        (36,742,447)    (36,618,479)
      Total Stockholders' Equity                   238,765,051     226,399,512

      TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                                     333,289,832     320,110,711


THE ACCOMPANYING NOTES, HERE AND FOLLOWING, ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           ARNOLD INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)


                            Six Months Ended            Three Months Ended
                                June 30,                     June 30,
                        1999             1998           1999          1998

Operating Revenues     205,498,683    198,266,340    105,193,036    102,264,377

Operating Expenses     177,855,193    172,579,280     90,649,205     88,109,344

Operating Income        27,643,490     25,687,060     14,543,831     14,155,033

Interest Expense          (665,546)      (546,659)      (416,139)      (263,120)

Other Income
 (Deductions)              286,375        219,223        180,561        105,927

Income Before
 Income Taxes           27,264,319     25,359,624     14,308,253     13,997,840

Income Taxes            10,060,482      9,244,798      5,297,316      5,109,411

Net Income              17,203,837     16,114,826      9,010,937      8,888,429


Net Income per Common
  Share:
    Basic                 .69             .62             .36            .34
    Diluted               .69             .62             .36            .34

Average Common Shares
  Outstanding:
    Basic              24,846,392     25,976,888     24,859,653     25,995,769
      Effect of
      dilutive
      securities -
      stock options       266,211        191,466        282,720        158,132
    Diluted            25,112,603     26,168,354     25,142,373     26,153,901

Dividends per
  Common Share            .22             .22             .11            .11



THE ACCOMPANYING NOTES, HERE AND FOLLOWING, ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                ARNOLD INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Six Months Ended
                                                              June 30,
                                                         1999        1998
Operating Activities
  Net Income                                        17,203,837      16,114,826
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
      Depreciation and Amortization                 15,909,672      15,385,910
      Provision for Deferred Taxes                   2,767,557        (831,830)
      Other                                           (711,717)       (863,234)
      Changes in Operating Assets and Liabilities:
        (Increase) in Accounts Receivable           (3,065,745)     (4,734,391)
        (Increase) Decrease in Prepaid Expenses
          and Supplies                               2,497,884        (445,503)
        Increase in Accounts Payable                 2,457,063       2,025,080
        (Decrease) in Estimated Liability
          for Claims                                (9,861,324)       (302,440)
        Increase in Other Accrued Expenses           5,680,521       6,578,532
        Other                                           47,300          67,700
          Net Cash Provided by
          Operating Activities                      32,925,048      32,994,650

Investing Activities
  Proceeds from Sale of Investment Securities          726,036       2,267,413
  Purchase of Investment Securities                   (523,286)       (527,919)
  Proceeds from Disposition of
    Property and Equipment                           5,427,340       4,062,922
  Purchase of Property and Equipment               (32,534,984)     (20,278,595)
  Capital Contributions to Limited Partnerships     (1,141,407)      (1,601,096)
  Other                                                740,271          (19,446)
          Net Cash Used In Investing Activities    (27,306,030)     (16,096,721)

Financing Activities
  Cash Dividends Paid                               (5,466,514)      (5,718,538)
  Purchase of Treasury Stock                          (314,550)              -0-
  Proceeds from Short-term Debt                      5,000,000               -0-
  Other                                                942,766          363,538
          Net Cash Provided by (Used in)
          Financing Activities                         161,702       (5,355,000)

Increase (Decrease)in Cash and Cash Equivalents      5,780,720       11,542,929

Cash and Cash Equivalents at Beginning of Year      19,432,802       26,504,782

Cash and Cash Equivalents at End of Period          25,213,522       38,047,711


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                           665,907          546,660
    Income Taxes                                     4,570,519        7,136,156


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

     The results of operations for the three and six-month periods ending
June 30, 1999, and June 30, 1998, are not necessarily indicative of the results to be expected for the full year.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.

     Operating Revenues for the second quarter of 1999 were $105,193,036, an increase of $2,928,659 or 3% from Operating Revenues for 1998's second quarter. For the same period, Operating Expenses increased $2,539,861 or 3%; Income Before Income Taxes increased $310,413, an increase of 2%; and Net Income increased $122,508 or 1%. Earnings Per Share-Basic increased from $.34 to $.36 for the respective quarters.

     Operating Revenues for the six months ended June 30, 1999, were $205,498,683, an increase of $7,232,343 or 3.6% over the comparable period in 1998. For the same period, Operating Expenses increased $5,275,913 or 3.1%; Income Before Taxes increased $1,904,695, an increase of 7.5%; and Net Income increased $1,089,011 or 6.8%. Earnings Per Share-Basic increased from $.62 to $.69 for the respective six-month periods.

     New Penn Motor Express, Inc. ("New Penn"), the Company's less-than-truckload carrier, increased revenues by 3.5% over the revenues generated during the second quarter of 1998. Operating Income increased 8%, as the operating ratio improved from 79.8 to 78.9. During the second quarter of 1999, completion of projects to renovate and expand facilities in Cinnaminson, NJ, and Billerica, MA, increased New Penn's capacity in the Philadelphia and Boston markets. The Company also expanded its use of on-board computers through installations at the Southington, CT, and Providence, RI, facilities. On-board computers improve operational efficiencies and customer service.

     Arnold Transportation Services, Inc. ("ATS"), the Company's truckload carrier, experienced nearly flat revenue growth during the second quarter of 1999. Operating Expenses as a percentage of Operating Revenue deteriorated from 94.8 for the second quarter of 1998 to 96.1 for the second quarter of 1999. During the period, ATS completed the transition with one of its major customers and with Raven Transport. The transition involved eliminating reliance on Raven Transport as a referral source of business and entering into direct contracts with the customer on lanes previously serviced. Although terminating the Raven relationship had an impact on revenues and expenses, much of the business that was lost to Raven early in the quarter was either regained or replaced with new business by the end of the quarter, and June revenues exceeded those of June 1998. ATS will be adding new tractors and trailers during the third and fourth quarters of 1999 in anticipation of increased customer demand and revenues.

     Arnold Logistics ("ARLO"), a division of ATS which operates warehousing and related trucking, experienced a 27% increase in revenues during the second quarter of 1999 over the second quarter of 1998. Significant project start-up costs temporarily reduced margins during the quarter. ARLO's operating ratio increased from 78.9 for the second quarter of 1998 to 81.1 for the second quarter of 1999, principally due to the temporary start-up costs. ARLO's new 562,000 square foot warehouse in Lancaster, PA, is due to be fully occupied by the end of September, 1999. The facility provides the tenant, a leading entertainment software developer and distributor, with turnkey distribution services.

     Although all of the Company's operating units continue to experience fierce price competition in the trucking and warehousing industries, Company management remains focused on improving operating efficiencies. At the same time, management continues to seek growth opportunities by offering expanded trucking and warehousing related services to meet the needs of existing and prospective customers. Company management will continue to seek opportunities for profitable expansion of the Company through acquisitions and value-added services.

     Set forth below is a schedule of the Unaudited Operating Revenues, Expenses and Operating Income of the LTL, TL and Warehousing/Logistics companies for the second quarters of 1999 and 1998 and for the six (6) month periods ended June 30, 1999, and June 30, 1998:

                                        (Dollars in Thousands)
                                     Second Quarter Ended June 30,
                                         1999                 1998
                                   Amount      %        Amount     %
LESS-THAN-TRUCKLOAD
     Operating Revenues           53,137     100.0       51,327     100.0
     Operating Expenses           41,936      78.9       40,953      79.8
       Operating Income           11,201      21.1       10,374      20.2

TRUCKLOAD
     Operating Revenues           43,189     100.0       43,978     100.0
     Operating Expenses           41,520      96.1       41,672      94.8
       Operating Income            1,669       3.9        2,306       5.2

WAREHOUSING/LOGISTICS
     Operating Revenues            8,867     100.0        6,959     100.0
     Operating Expenses            7,190      81.1        5,490      78.9
       Operating Income            1,677      18.9        1,469      21.1

Unallocated corporate
  operating income (loss)            (3)                      6

Consolidated operating
  income                         14,544                  14,155

                                        (Dollars in Thousands)
                                     Six-Month Period Ended June 30,
                                        1999                  1998
                                   Amount      %       Amount      %
LESS-THAN-TRUCKLOAD
     Operating Revenues          102,721     100.0     100,590     100.0
     Operating Expenses           80,822      78.7      80,351      79.9
       Operating Income           21,899      21.3      20,239      20.1

TRUCKLOAD
     Operating Revenues           85,950     100.0      84,060     100.0
     Operating Expenses           83,002      96.6      81,329      96.8
       Operating Income            2,948       3.4       2,731       3.2

WAREHOUSING/LOGISTICS
     Operating Revenues           16,828     100.0      13,616     100.0
     Operating Expenses           13,751      81.7      11,066      81.3
       Operating Income            3,077      18.3       2,550      18.7

Unallocated corporate
  operating income (loss)           (281)                  167

Consolidated operating
  income                          27,643                25,687


     The Company's working capital at the end of the second quarter of 1999 was $27,193,606, which is a small decrease of $196,318 or .7% from the end of the first quarter of 1999. For the first six months of 1999, working capital decreased by a total of $7,937,229, or 22.6%, from working capital at the end of 1998. The principal factors contributing to the decrease in working capital during the six-month period were use of funds for purchase of new equipment, construction of new facilities and payment of approximately $11,000,000 during the first quarter to an outside insurance carrier for the carrier's assumption of liability for certain accrued, self-insured claims that arose during 12-month periods ending June 30, 1998, 1997 and 1996. Accrued short and long-term contingent liabilities of approximately $3,667,000 and $7,333,000, respectively, that previously appeared on the Company's financial statements were in effect liquidated and paid by this transfer.

     The Company's investment in Property and Equipment (Less Accumulated Depreciation) as of the end of the second quarter of 1999 stood at $231,709,784. This figure represents an increase from March 31, 1999, of $6,566,188 or 3%. The increase reflects the Company's ongoing capital expansion program. Funding for the Company's continuing capital expansion program will be accomplished through the use of cash generated from current operating and investment activities, supplemented, when necessary, by short or long-term debt financing.

Y2K Readiness Program

     The Company continues its on-going project to assure Year 2000 ("Y2K") readiness. Y2K readiness involves assuring that all essential functions of the Company, including activities that are not directly computer dependant, will remain operative upon arrival of the Year 2000. The Company's project to correct and/or replace internal information technology ("IT") software is 100% complete. Internal IT software is software that the Company produces internally, using its own technicians and programmers, to perform such carrier and warehousing functions as billing, accounts receivable aging, payables, payroll, inventory control, dispatch, etc. The Company's internal IT software operates on an IBM AS 400 mainframe computer, and all such software, including software servicing the Company's three principal business units, New Penn Motor Express, Arnold Transportation Services and Arnold Logistics, has been assessed, corrected and/or replaced and tested successfully for Y2K compliance.

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

     The Company continues to monitor and assess the progress of third parties upon whom the Company relies in performing carrier and warehousing services. The Company purchases various externally produced, date-dependant software, including, but not limited to, communications software, fueling cards, satellite-based on-board computers, diagnostic repair programs used at Company repair facilities, microfilm indexing, etc. Many such externally produced software programs are non-IT systems and impact the actual carriage of freight or storage of goods by the Company's operating units. The Company also monitors the progress of suppliers of basic materials such as fuel, parts, tires, etc., as well as that of significant customers upon whose continued business the Company relies for revenues. These monitoring efforts have revealed areas of concern with respect to Y2K readiness of the Company's vendors, suppliers and customers. To the extent reasonably practicable, the Company is taking steps to assure timely compliance or the availability of alternate software, services and supplies. The cost of maintaining and completing the external Y2K project, including correction and/or replacement costs and testing, is anticipated to be $125,000. The additional cost will be funded entirely from operating revenues of the Company.

     The Company faces the risk of disruptions to service if significant vendors, suppliers and/or customers do not become Y2K compliant in a timely manner. Failure by vendors and suppliers to become compliant would result in the loss of systems controlling dispatch, billing and payroll, among other essential functions of the Company. The Company believes that disruptions to service, if any, will be minimal as a result of the Company's efforts to assure Y2K compliance, but the risk nevertheless exists that major disruptions to the national power grid, telephone systems, fuel delivery systems, etc., would impact the Company's ability to operate.

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


                                ARNOLD INDUSTRIES, INC.
                                     (Registrant)


Date:  August 12, 1999           By /s/ Heath L. Allen
                                Heath L. Allen, Secretary



Date:  August 12, 1999           By /s/ Ronald E. Walborn
                                Ronald E. Walborn, Treasurer