Form 10-Q
period 1999-09-30
ARNOLD INDUSTRIES INC
filed 1999-11-15
CIK 700612

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

(Mark One)

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934

For the quarterly period ended September 30, 1999.

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

     Yes    X        No

     Common Stock, par value $1.00 per share: 24,628,126 shares outstanding (which excludes 5,314,502 treasury shares) as of November 10, 1999.

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements.

Condensed Consolidated Balance Sheets - September 30, 1999
     (Unaudited)                          and December 31, 1998

Condensed Consolidated Statements of
     Income (Three and Nine Month     - September 30, 1999 and
     Periods - Unaudited)                 1998

Condensed Consolidated Statements of
     Cash Flows (Nine Month           - September 30, 1999 and
     Periods - Unaudited)                 1998


Notes to Condensed Consolidated Financial Statements

                          ARNOLD INDUSTRIES, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                           September 30,     December 31,
                                               1999             1998
ASSETS
  Current Assets
    Cash and Cash Equivalents                13,739,203      19,432,802
    Marketable Securities                     4,243,805       4,848,974
    Accounts Receivable, Net                 47,215,089      40,159,047
    Notes Receivable, Current                   875,000         873,709
    Deferred Income Taxes                       841,687       6,262,784
    Prepaid Expenses and Supplies             8,830,520       7,458,315
    Refundable Income Taxes                   1,813,163         707,157
       Total Current Assets                  77,558,467      79,742,788

  Property and Equipment, at Cost           395,573,476     370,157,592
  Less:  Accumulated Depreciation           154,828,743     149,458,462
       Total Property and Equipment         240,744,733     220,699,130

  Other Assets
    Goodwill, Net                             8,089,072       8,303,117
    Investments in Limited Partnerships       8,723,082       9,119,574
    Notes Receivable, Long-term               2,076,323       1,090,734
    Other                                     1,197,157       1,155,368
       Total Other Assets                    20,085,634      19,668,793

       TOTAL ASSETS                         338,388,834     320,110,711

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Notes Payable                            20,842,699      15,863,399
    Accounts Payable                         17,162,005      10,352,289
    Estimated Liability for Claims            3,678,500       5,078,913
    Accrued Expenses - Other                 15,932,023      13,317,352
       Total Current Liabilities             57,615,227      44,611,953

  Long-term Liabilities
    Estimated Liability for Claims            3,381,000      10,714,000
    Deferred Income Taxes                    34,237,687      35,307,204
    Notes Payable                               157,614       1,309,929
    Other                                     1,840,313       1,768,113
       Total Long-term Liabilities           39,616,614      49,099,246

  Stockholders' Equity
    Common Stock                             29,942,628      29,942,628
    Paid-In Capital                           1,413,917         658,065
    Retained Earnings                       249,040,762     232,417,298
    Treasury Stock, at Cost                 (39,240,314)    (36,618,479)
       Total Stockholders' Equity           241,156,993     226,399,512

       TOTAL LIABILITIES
         AND STOCKHOLDERS' EQUITY           338,388,834     320,110,711

The accompanying notes, herein following, are an integral part of these consolidated financial statements.

                            ARNOLD INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                  Nine Months Ended       Three Months Ended
                               September 30,               September 30,
                           1999            1998          1999         1998

Operating Revenues     315,274,859   300,493,801      109,776,176  102,227,461

Operating Expenses     275,563,721   259,862,263       97,708,528   87,282,983

Operating Income        39,711,138    40,631,538       12,067,648   14,944,478

Interest Expense          (958,797)     (838,202)        (293,251)    (291,543)

Other Income               498,015       600,041          211,640      380,818

Income Before
  Income Taxes          39,250,356    40,393,377       11,986,037   15,033,753

Income Taxes            14,424,972    14,901,973        4,364,490    5,657,175

Net Income              24,825,384    25,491,404        7,621,547    9,376,578


Net Income per
 Common Share:
 Basic                    1.00           .99                .31          .37

 Diluted                   .99           .98                .30          .36

Average Common
 Shares Outstanding:
  Basic                 24,852,767    25,874,471       24,865,309   25,672,976
    Effect of dilutive
     securities -
     stock options        249,329        150,493          215,573       68,547

  Diluted              25,102,096     26,024,964       25,080,882   25,741,523

Dividends per
 Common Share              .33           .33                .11          .11


The accompanying notes, herein following, are an integral part of these consolidated financial statements.

                               ARNOLD INDUSTRIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                       Nine Months Ended
                                                         September 30,
                                                     1999             1998
Operating Activities
  Net Income                                       424,825,384     25,491,404
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
      Depreciation and Amortization                 23,805,777     23,126,444
      Provision for Deferred Taxes                   4,351,580       (145,770)
      Other                                         (1,312,805)    (1,760,619)
      Changes in Operating Assets and Liabilities:
        (Increase) in Accounts Receivable           (7,056,042)    (3,165,220)
        (Increase) Decrease in Prepaid
          Expenses and Supplies                     (1,372,205)    (4,546,799)
        Increase (Decrease) in Accounts Payable      2,170,089      1,729,476
        (Decrease) in Estimated Liability
          for Claims                                (8,733,413)    (2,845,418)
        Increase in Other Accrued Expenses           1,508,665      5,400,522
        Other                                           72,200        109,050
        Net Cash Provided by
          Operating Activities                      38,259,230     43,393,070

Investing Activities
  Proceeds from Sale of Investment Securities        2,135,348      4,454,497
  Purchase of Investment Securities                 (1,531,446)      (557,466)
  Proceeds from Disposition of
    Property and Equipment                           8,667,216      7,955,550
  Purchase of Property and Equipment               (50,591,702)   (32,861,788)
  Capital Contributions to
    Limited Partnerships                            (1,175,351)    (1,545,672)
  Other                                              1,108,674        (17,171)
        Net Cash Used In Investing Activities      (41,387,261)   (22,572,050)

Financing Activities
  Cash Dividends Paid                               (8,201,920)    (8,556,555)
  Purchase of Treasury Stock                          (314,550)   (10,964,125)
  Proceeds from Employee Stock Options Exercised       948,566        377,702
  Proceeds from Short-term Debt                      5,000,000              0
  Other                                                  2,336              0
        Net Cash Used In Financing Activities       (2,565,568)   (19,142,978)

Increase (Decrease) in Cash
  and Cash Equivalents                              (5,693,599)     1,678,042

Cash and Cash Equivalents - Beginning of Year       19,432,802     26,504,782

Cash and Cash Equivalents - End of Period           13,739,203     28,182,824

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                           936,297        838,202
    Income Taxes                                    11,426,819     12,526,455


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

     The results of operations for the three and nine-month periods ending September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

     Operating Revenues on a consolidated basis for the third quarter of 1999 were $109,776,176, an increase of $7,548,715 or 7% over Operating Revenues for 1998's third quarter. For the same period, Operating Expenses increased $10,425,545, or 11.9%; Income before Income Taxes decreased $3,047,716, a decrease of 20.3%; and Net Income decreased $1,755,031, or 19%. Earnings Per Share-Basic for the third quarter of 1999 decreased as compared to the third quarter of 1998 from $.37 per share to $.31 per share, a decrease of 16%.

     Operating Income on a consolidated basis decreased during the third quarter of 1999 relative to the comparable period of 1998. Consolidated Operating Income declined by $2,876,830 from $14,944,478 to $12,067,648, a decrease of 19.3%.

     The Company's combined Operating Revenues for the nine months ended September 30, 1999, were $315,274,859, an increase of $14,781,058, or 4.9%
over the comparable nine-month period in 1998. For the same period, Operating Expenses increased $15,701,458, or 6%. Operating Income declined marginally during the nine-month period, from $40,631,538 in 1998 to $39,711,138 in 1999 or a 2.3% decline. Income Before Income Taxes declined by $1,143,021, a decrease of 2.8%; and Net Income also declined by $666,020, a decrease of 2.6%. Earnings Per Share-Basic increased by a penny a share from $.99 for the first nine months of 1998 to $1.00 for the first nine months of 1999. The Company was able to maintain its market share during the nine-month period, despite the competitive pressures to which all motor carriers are subject.

     Set forth below is a schedule of the Unaudited Operating Revenues, Expenses and Operating Income of the LTL, TL and Warehousing/Logistics companies for the third quarters of 1999 and 1998 and for the nine (9) month periods ended September 30, 1999, and September 30, 1998:

                                          (Dollars in Thousands)
                                     Third Quarter Ended September 30,
                                        1999                    1998
                                  Amount      %          Amount      %
LESS-THAN-TRUCKLOAD
     Operating Revenues           55,984     100.0       51,805     100.0
     Operating Expenses           45,570      81.4       40,792      78.7
       Operating Income           10,414      18.6       11,013      21.3

TRUCKLOAD
     Operating Revenues           44,161     100.0       42,854     100.0
     Operating Expenses           43,413      98.3       40,512      94.5
       Operating Income              748       1.7        2,342       5.5

WAREHOUSING/LOGISTICS
     Operating Revenues            9,631     100.0        7,568     100.0
     Operating Expenses            8,681      90.1        5,971      78.9
       Operating Income              950       9.9        1,597      21.1

Unallocated corporate
  operating income (loss)           (44)                     (8)

Consolidated operating
  income                         12,068                  14,944

                                           (Dollars in Thousands)
                                   Nine-Month Period Ended September 30,
                                        1999                   1998
                                 Amount       %        Amount       %
LESS-THAN-TRUCKLOAD
     Operating Revenues          158,704     100.0     152,395     100.0
     Operating Expenses          126,392      79.6     121,144      79.5
       Operating Income           32,312      20.4      31,251      20.5

TRUCKLOAD
     Operating Revenues          130,111     100.0     126,915     100.0
     Operating Expenses          126,414      97.2     121,841      96.0
       Operating Income            3,697       2.8       5,074       4.0

WAREHOUSING/LOGISTICS
     Operating Revenues           26,459     100.0      21,184     100.0
     Operating Expenses           22,432      84.8      17,037      80.4
       Operating Income            4,027      15.2       4,147      19.6

Unallocated corporate
  operating income (loss)           (325)                  160

Consolidated operating
  income                          39,711                40,632


     New Penn enjoyed a strong third quarter of 1999, with business levels growing throughout the period. New Penn Operating Revenues rose by 8.1% in the quarter. The closing of Preston Trucking at the end of July contributed to double-digit revenue increases in August and September. Provided that there is no significant decline in activity in the U.S. economy as a whole, or the occurrence of some other unforeseen negative circumstances, the positive revenue comparison experienced during August and September is expected to continue into the fourth quarter of 1999 and the first half of 2000.

     To support future growth, New Penn has added several new sales positions during 1999 and filled a key executive position when James E. Devlin was named

Vice President of Sales during the third quarter. The company remains open to potential acquisitions as an additional avenue for future growth.

     New Penn implemented an increase in base rate prices of 5.4% on September 27,1999, on non-contract business. Although the general pricing environment is relatively stable at the present time, the competitive nature of the carrier industry has resulted in an industry-wide practice of increasing the base rates and then increasing discounts to offset significant portions of the increases.

     Operating Income at New Penn decreased 5% during the third quarter, but increased 3.4% in the first nine months of the year as a whole. Operating profit margins declined by 2.7 points in the third quarter and by .1 point for the nine-month period.

     New Penn's results would have been stronger but for substantial negative insurance reserve adjustments for liability exposures from previous years of operations. The insurance reserve adjustment was $1.26 million taken in the third quarter. The reserve expenses are one-time charges that are not expected to recur in subsequent quarters. The insurance reserve adjustment accounts for 2.3 points of the 2.7 decline in operating margin during the quarter.

     The remaining decline in the operating margins of 0.4 point is largely attributable to increases in salaried and non-salaried payroll expenses associated with ramping up to handle the increased business levels noted above while simultaneously improving service levels. The impact on margins is expected to decline in the future as the company maximizes efficiency at the higher business and service levels.

     Rising fuel prices impacted expenses during the first half of the third quarter. A fuel surcharge was implemented on August 16, 1999, to ameliorate this rising expense. Fuel surcharges are now common in the less-than-truckload segment and have been generally accepted by customers.

     In the third quarter, New Penn continued to implement its plans to expand capacity. The company purchased land to build a larger terminal facility in Buffalo, New York, in order to better serve the markets of western New York state and Ontario, Canada.

     New Penn recently introduced an interactive web site to enhance customer service. By linking on-board computers in the tractors to the new web site, the company provides up-to-the-minute information on shipment status. The on-board computers are now installed in 65% of the fleet and tentative plans are to have them installed in over 90% of the fleet by the fourth quarter 2000.

     Arnold Transportation Services, the truckload operations of Arnold Industries, experienced a 3% rise in Operating Revenues from those generated during the third quarter of 1998. During both the second and third quarters, the company transitioned from working through a third party for a significant portion of its business to developing direct customer contacts. The result was relatively flat revenue growth. Several large dedicated service contracts were recently secured to replace business lost during that transition.

     Operating Income declined 68% during the third quarter compared to the same quarter in 1998. Operating margins declined by 3.8 points. As with the third quarter results of New Penn, the third quarter results of Arnold Transportation Services were adversely affected by negative insurance reserve adjustments for liability exposures from previous years. The adjustment at Arnold Transportation Services was $503,000, which negatively impacted the operating margin by 1.1 point.

     Fuel also had a negative impact on margins in the truckload operations, accounting for a 1.5 point deterioration in the operating margin. Going forward, the company expects to recover a portion of the higher fuel expense in the form of fuel surcharges. However, higher fuel costs are expected to have a negative impact on comparisons to the prior year for the next several quarters. An additional 0.4 point decline in the operating margin compared to the prior year is due to lower gains relating to equipment sales.

     Management still believes operating margins at Arnold Transportation Services are not satisfactory. Efforts to improve the truckload operations are focused on cost-containment and the addition of profitable revenue. Management is looking to create a more efficient Arnold Transportation Services and has moved in that direction by continuing dispositions of underutilized property and equipment. Some existing customer business may also be eliminated if it cannot be handled at a reasonable profit.

     Additionally, Arnold Transportation Services continued to suffer from a shortage of drivers and inefficient hauls to the Midwest without profitable freight from the Midwest. Management is acting vigorously to promote driver recruitment at Arnold Transportation Services and continues to look for a compatible Midwest truckload carrier either for acquisition or for a strategic partnership.

     At Arnold Logistics, Operating Revenues grew by 27% over Operating Revenues for the third quarter of 1998 as the company utilized the new warehouse in Lancaster, PA, and added several new e-commerce clients. Nevertheless, Arnold Logistics experienced lackluster earnings during the recent two quarters. Operating Income declined by 40.5% in the third quarter and is down 2.9% year-to-date. Greater than anticipated start-up costs adversely impacted Arnold Logistics' earnings during the second quarter by roughly $400,000 and in the third quarter by approximately $600,000. Start-up efforts have also increased expenses associated with employee turnover as there is a higher percentage of employees in their first 90 days of service when turnover tends to be high. In addition to the start-up costs, the tenant of the Lancaster facility experienced operational difficulties during the third quarter, which adversely impacted Arnold Logistics' cash flow and earnings.

     Arnold Logistics has also been investing heavily this year to further capitalize on the trend toward e-commerce. The company provides the back-office functions of order processing, inventory management, shipping and customer service including live-chat, and email support for several Internet-based companies. An additional 200,000 square feet of warehouse space has been secured for this purpose. The company has invested in information technology for the E-commerce Customer Support Center and in warehouse automation systems.

     The Company's working capital at the end of the third quarter of 1999 was $19,943,240. This represents a decrease of $7,250,366 or 27% from the working capital at the end of the previous quarter in 1999. The decrease in working capital reflects the Company's use of funds to acquire capital assets in connection with the on-going capital expansion program and to re-purchase outstanding shares in the open market.

       The Company's investment in Property and Equipment (Less Accumulated Depreciation) as of the end of the third quarter of 1999 stood at $240,744,733. This figure represents an increase from June 30, 1999, of $9,034,949, or 3.9%, and reflects the on-going results of the Company's capital expansion program. Future funding for the Company's capital expansion program will likely be accomplished through the use of cash generated from current operating and investment activities, supplemented, when necessary, by short or long-term financing. Management continues to seek opportunities for profitable expansion of the Company.

     On October 26, 1999, the Company announced its quarterly cash dividend of $.11 per share, payable December 3, 1999, to stockholders of record on November 19, 1999.

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

     The Company continues to monitor and assess the progress of third parties upon whom the Company relies in performing carrier and warehousing services. The Company purchases various externally produced, date-dependant software, including, but not limited to, communications software, fueling cards, satellite-based on-board computers, diagnostic repair programs used at Company repair facilities, microfilm indexing, etc. Many such externally produced software programs are non-IT systems and impact the actual carriage of freight or storage of goods by the Company's operating units. The Company also monitors the progress of suppliers of basic materials such as fuel, parts, tires, etc., as well as that of significant customers upon whose continued business the Company relies for revenues. These monitoring efforts have revealed areas of concern with respect to Y2K readiness of the Company's vendors, suppliers and customers, although such areas of concern are isolated and have lessened as compliance efforts continue over time. To the extent reasonably practicable, the Company is taking steps to assure timely compliance or the availability of alternate software, services and supplies. The cost of the external Y2K program, including correction and/or replacement costs and testing, is anticipated to be $125,000, of which $100,000 has been incurred to date, funded entirely from operating revenues of the Company. The remainder of the anticipated costs, $25,000, will also be funded from operating revenues.

     The Company faces the risk of disruptions to customer services if significant vendors, suppliers and/or customers are not Y2K compliant.

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

     The Company has developed and is implementing contingency plans to acquire electricity, fuel and essential parts from other vendors in the event of a Y2K malfunction by a prime supplier. The Company is purchasing and retaining slightly higher levels of inventory for items such as tires and spare parts. As necessary, electricity will be available at most Company facilities, at least temporarily, through the use of generators that the Company routinely maintains for power outages. The Company has no contingency plans for loss of revenues from shippers who do not become Y2K compliant.


Cautionary Remarks as to Forward-Looking Statements:

     The nature of the Company's operations subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. In accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that there are important factors which, among others, could cause future results to differ materially from the forward-looking statements about our management confidence and strategies for performance; expectations for new and existing technologies and opportunities; and expectations for market segment and industry growth. These factors include, but are not limited to: (1) changes in the business environment in which the Company operates, including licensing restrictions, interest rates and capital costs; (2) changes in governmental law and regulations, including taxes; (3) market and competitive changes, including market demand and acceptance for new services and technologies; and (4) other risk factors specifically identified from time to time in Company releases and disclosure documents, including SEC reports and the annual proxy solicitation and report to stockholders. The Company will update forward-looking statements as required by law, such as the obligation to provide quarterly up-dates as to progress toward Year 2000 readiness.

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


     No matters were brought to a vote of the shareholders during the third quarter of 1999.

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


                                   ARNOLD INDUSTRIES, INC.
                                        (Registrant)


Date:  November 15, 1999           By  /s/ Heath L. Allen
                                      Heath L. Allen, Secretary


Date:  November 15, 1999              /s/ Ronald E. Walborn
                                     Ronald E. Walborn, Treasurer