Form 10-K
period 1999-12-31
ARNOLD INDUSTRIES INC
filed 2000-03-30
CIK 700612

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1999

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 24, 2000, computed by reference to the immediately preceding closing sale price of such stock (3/23/00), was $285,761,402.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                    Outstanding at March 24, 2000
               Common Stock                     24,581,626

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Annual Report to Stockholders for the year ended December 31, 1999, and Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 3, 2000, are incorporated into Parts II and III, respectively, as set forth herein.

     The total number of pages included in this report, including the cover page, is 52. The exhibit index is located on sequentially numbered page 21.

                                      PART I

Item 1.  BUSINESS

     Arnold Industries, Inc. (hereinafter sometimes referred to as "Arnold Industries" or the "Company") was incorporated on February 1, 1982, under the laws of the Commonwealth of Pennsylvania at the direction of the Board of Directors of New Penn Motor Express, Inc. to become a holding company and to effect a reorganization pursuant to which, through requisite stockholder approval, New Penn Motor Express, Inc. became a wholly owned subsidiary of Arnold Industries as of March 31, 1982. The Company is engaged in trucking and warehousing businesses.

     The Company's business activities are currently conducted by three (3) operating units (involving two (2) subsidiary corporations) and a non-operating, investment management subsidiary. New Penn Motor Express, Inc. ("New Penn") is a less-than-truckload ("LTL") transportation company. Arnold Transportation Services, Inc. ("Arnold Transportation") provides truckload ("TL") service. The third operating unit conducts business under the name Arnold Logistics and provides warehousing, logistics and e-commerce fulfillment services. Arnold Logistics is a division of Arnold Transporation. Maris, Inc. ("Maris") is a non-operating, investment management subsidiary incorporated in the State of Delaware.

     In 1999, New Penn, the Company's LTL carrier, contributed approximately fifty percent (50%) of the Company's Operating Revenue. The Company's TL carrier operations contributed approximately forty-one percent (41%). Arnold Logistics contributed approximately nine percent (9%) with its warehousing, logistics and e-commerce fulfillment operations.

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

     Most labor contracts in the unionized trucking industry are negotiated on an industry-wide basis for three to five year periods and contain uniform wage rates, fringe benefits and other working conditions applicable to all covered motor carriers, including competitors of New Penn, subject to local differences established in riders to the national contracts. New Penn anticipates stable labor relations with its unionized employees during the next three (3) years.

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

ARNOLD TRANSPORTATION SERVICES, INC.
     Arnold Transportation changed its name from Lebarnold, Inc. on May 31, 1997. Arnold Transportation has two primary operating units: (i) the TL carrier division, and (ii) the warehousing, logistics and e-commerce fulfillment division. The warehousing and related logistics division operates under the tradename Arnold Logistics.

     Arnold Transportation operates as a "core carrier" within the TL industry. Major manufacturers in the United States have reduced the number of regional carriers that they utilize and are concentrating their transportation business in a smaller number of "core carriers." Carriers must be able to transport goods across inter-regional boundaries if they are to compete for the business of these manufacturers. The Company created Arnold Transportation as a core carrier at the end of 1997 by integrating the operations of three regional TL carriers previously operated as independent units. Integration has had the added benefit of reducing duplicative expenses in the areas of dispatch, record-keeping, administration, etc.

     Arnold Transportation's trucking division has 48-state authority to serve the general public, although its basic business, that of truckload carriage, is conducted east of the Mississippi and in the southwest. The main operating location for this division is located in Jacksonville, Florida, with other terminals located in Pennsylvania, Georgia, Texas and Oklahoma. Arnold Transportation also conducts operations from a customer's location in Ohio, and a leased facility in New York. Most services are being performed in company-owned equipment with company drivers, although in 1992 Arnold Transportation began utilizing owner- operators to complement its fleet.

     Arnold Transportation has approximately thirteen hundred eighty (1,380) employees (including its officers).

ARNOLD LOGISTICS
     Arnold Logistics serves the warehousing, logistics and e-commerce fulfillment needs of its customers primarily from sixteen (16) separate warehouse buildings in six (6) operating locations with a total capacity of approximately 3,100,000 square feet. These facilities are located in Camp Hill, Mountville, Mechanicsburg, and Lancaster, Pennsylvania, and Fort Worth and Arlington, Texas. Arnold Logistics also maintains approximately 320,000 square feet of warehouse in Wilmington, North Carolina, presently leased to a third party.

     Arnold Logistics has approximately seven hundred seventy (770) full-time employees.

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

     Facilities. New Penn maintains general commodities terminal facilities in twenty-three (23) cities situated in eight (8) states and Quebec province of Canada. On December 31, 1999, eighteen (18) of the terminals were owned by the Company or its subsidiaries and five (5) were leased from unrelated parties. The terminals owned are located as follows: Southington, CT; Elkridge, MD; Billerica, MA; South Kearny, NJ; Trenton, NJ; Albany, NY; Newburgh, NY, Cheektowaga, NY; Maspeth (Long Island), NY; Rochester, NY; Camp Hill, PA; Lancaster, PA; Cinnaminson, NJ; Neville Island, PA; Reading, PA; Dunmore, PA; Milton, PA; and Cranston, RI. Leases for terminal facilities in Springfield, MA; Syracuse, NY; Altoona, PA; Portland, ME; and Stanhope, Quebec, expire from time to time over the next several years. Management believes the leases will be renewed or replaced by other leases in the normal course of business. New Penn also operates through a correspondent located in Cantano, Puerto Rico.

     In the mid-Atlantic region, Arnold Transportation owns and operates a trucking terminal in Camp Hill, Pennsylvania. The terminal formerly operated in Charlotte, North Carolina, was closed on February 25, 2000, and is under contract for sale. The company also leases facilities in Selkirk, New York (near Albany), Dayton, Ohio, and St. Louis, Missouri, which it will renew or replace in the normal course of business. In the mid-Atlantic region, Arnold Transportation also owns and, through Arnold Logistics, operates eleven (11) warehouse buildings in three (3) locations, Camp Hill, Mechanicsburg, and Lancaster, Pennsylvania, totaling approximately 2,200,000 square feet. Arnold Transportation also leases approximately 410,000 square feet of additional warehouse space for Arnold Logistics' use in Mountville, Pennsylvania, and 115,000 square feet of warehouse space for Arnold Logistics' use in Mechanicsburg, Pennsylvania. Management believes that the lease will be renewed or replaced in the normal course of business. In 1982, Arnold Transportation acquired, from an unrelated third party, 90 acres near Wilmington, North Carolina, on which are located approximately 300,000 square feet of warehouse space. This facility is presently leased to an unrelated third party and is not operated by Arnold Logistics.

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

     In the southwest, Arnold Transportation maintains five (5) terminal and/or drop-off locations in, respectively, Grand Prairie, Houston, Paris and Waco, Texas, and Muskogee, Oklahoma. Arnold Transportation owns its facilities in Grand Prairie, Houston and Paris, Texas, and Muskogee, Oklahoma. The Waco facility is under lease with an unrelated party, which will expire or be renewed over the next several years. Management believes the lease will be renewed or replaced in the normal course of business. Arnold Transportation also owns two warehouses totaling approximately 125,000 square feet in the Fort Worth, Texas area, which are managed by Arnold Logistics. Additional warehouse space consisting of 241,000 square feet is under lease in Arlington, Texas, which lease will be renewed or replaced in the normal course of business.

Item 3.  LEGAL PROCEEDINGS
     There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company, to which the Company or its subsidiaries are party or to which any of their property is subject.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                   NONE

                                   PART II

Item 5.  MARKET INFORMATION
     There is incorporated herein by reference the information appearing under the captions "Quarterly Performance" and "Price Range Common Stock" on page 18 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1999. It is anticipated that comparable cash dividends will continue to be paid in the future.

     The number of holders of record of the Company's common stock as of March 24, 2000, was approximately 1,435. However, the Company believes there are substantially more beneficial owners of Company stock than reflected by the number of record holders.

     The Registrant's common stock is traded in the over-the- counter market on the NASDAQ National Market System under the symbol "AIND." Prices shown are the actual high and low close for the periods given. The closing price of the Company's common stock on March 23, 2000, was $11.625.

Item 6.  SELECTED FINANCIAL DATA
     There is incorporated herein by reference the information appearing under the caption "Eleven-Year Financial Summary" on pages 22 and 23 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1999.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
     There is incorporated herein by reference the information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 19 through 21 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1999.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The following consolidated financial statements of Arnold Industries, Inc. and its subsidiaries, included on pages 9 through 16 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1999, are incorporated by reference herein:

     Consolidated Balance Sheets - December 31, 1999 and 1998.

     Consolidated Statements of Income - Years Ended December 31,
          1999, 1998 and 1997.

     Consolidated Statements of Stockholders' Equity - Years
           Ended December 31, 1999, 1998 and 1997.

     Consolidated Statements of Cash Flows - Years Ended
          December 31, 1999, 1998 and 1997.

     Notes to Consolidated Financial Statements.

     Also, there is incorporated herein by reference the "Report of Independent Accountants" and information appearing under the caption "Quarterly Performance" on pages 17 and 18, respectively, of the Registrant's Annual Report to Stockholders for the year ended December 31, 1999.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

                      NONE

                                        PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     There is incorporated herein by reference the information appearing under the captions "Directors" and "Executive Officers" in the Registrant's definitive proxy statement for the Annual Meeting of Stockholders on May 3, 2000.

     There have been no events under the bankruptcy act, no criminal proceedings and no judgments or injunctions during the past five (5) years which would be material to an evaluation of any Director or Executive Officer.

Item 11.  EXECUTIVE COMPENSATION
     There is incorporated herein by reference the information appearing under the captions "Executive Officers", "Executive Compensation and Other Benefits", "Performance Graph," "Report on Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the Registrant's definitive proxy statement for the Annual Meeting of Stockholders on May 3, 2000.

     No other remuneration payments are proposed to be made in the future, directly or indirectly, by or on behalf of Arnold Industries and its subsidiaries, pursuant to any plan or arrangement, to any Director or Executive Officer of the Company except as disclosed above.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     There is incorporated herein by reference the information appearing under the caption "Security Ownership of Directors, Officers and Certain Beneficial Owners" in the Registrant's definitive proxy statement for the Annual Meeting of Stockholders on May 3, 2000.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     There is incorporated herein by reference the information appearing under the caption "Certain Transactions" in the Registrant's definitive proxy statement for the Annual Meeting of Stockholders on May 3, 2000.

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) The following consolidated financial statements of the registrant and its subsidiaries, included on pages 9 to 16 in the Registrant's Annual Report to Stockholders for the year ended December 31, 1999 and the report of independent accountants on page 17 of such report are incorporated herein by reference in Item 8:

     Financial statements:

          Consolidated Balance Sheets - December 31, 1999 and 1998 Consolidated Statements of Income - Years Ended December 31, 1999,
               1998 and 1997
          Consolidated Statements of Stockholders' Equity - Years Ended
               December 31, 1999, 1998 and 1997
          Consolidated Statements of Cash Flows - Years Ended December 31,
               1999, 1998 and 1997
          Notes to Consolidated Financial Statements

     Independent Accountants' Report

     Selected Quarterly Financial Data - Years Ended December 31, 1999 and
               1998:

Quarterly performance data, included on page 18 in the Registrant's Annual Report to Stockholders for the year ended December 31, 1999, is incorporated herein by reference.

(2) The following financial statement schedules for the years 1999, 1998 and 1997 are submitted herewith:

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

          Exhibit 13 - 1999 Annual Report to Stockholders

          Exhibit 21 - Subsidiaries of the Registrant

          Exhibit 23.1 - Consent of PricewaterhouseCoopers LLP

          Exhibit 27 - Financial Data Schedule

(b)   Reports on Form 8-K

No reports on Form 8-K have been filed by the Registrant during the last quarter of the period covered by this report.

                  ARNOLD INDUSTRIES, INC. AND SUBSIDIARIES
                                 Schedule II
               Valuation and Qualifying Accounts and Reserves
            for the years ended December 31, 1999, 1998, and 1997


                                               Additions
                                 Balance at    Charged to      Charged to
                                 beginning     costs and         other                          Balance at
                                               expenses        accounts<FN1>   Deductions<FN2>  end of year

 Year ended December 31, 1999

 Allowance for doubtful accounts $ 1,184,147   $   454,747     $330,685        $   498,626      $ 1,470,953

 Estimated liability for claims  $15,792,913   $15,004,450         -           $23,849,047      $ 6,948,316


 Year ended December 31, 1998

 Allowance for doubtful accounts $ 1,340,028   $   536,367     $221,223        $   913,471      $ 1,184,147

 Estimated liability for claims  $20,185,754   $13,494,337         -           $17,887,178      $15,792,913


 Year ended December 31, 1997

 Allowance for doubtful accounts $ 1,724,106   $   821,238     $194,215        $ 1,399,531      $ 1,340,028

 Estimated liability for claims  $20,140,931   $14,935,706         -           $14,890,883      $20,185,754


<FN1>   Recoveries

<FN2>  Accounts deemed to be uncollectible and charged to allowance for doubtful accounts and payments made for estimated liability for claims.

                        Report of Independent Accountants on
                            Financial Statement Schedules

To the Board of Directors
of Arnold Industries, Inc.

Our audits of the consolidated financial statements referred to in our report dated March 3, 2000 appearing on page 17 of the 1999 Annual Report to Shareholders of Arnold Industries, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


        /s/
PricewaterhouseCoopers LLP
One South Market Square
Harrisburg, Pennsylvania
March 3, 2000

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2000.

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


          Name                                   Date


     /s/ E. H. Arnold                          March 30, 2000
E. H. Arnold
President and Director

     /s/ Ronald E. Walborn                     March 30, 2000
Ronald E. Walborn
CFO, Treasurer and Director

     /s/ Heath L. Allen                        March 30, 2000
Heath L. Allen
Secretary and Director

                                 INDEX TO EXHIBITS

                                                                Sequential
                                                                Page No.

Exhibit 13          -     1999 Annual Report to Stockholders        22

Exhibit 21          -     Subsidiaries of Registrant                50

Exhibit 23.1        -     Consent of PricewaterhouseCoopers LLP     51

Exhibit 27          -     Financial Data Schedule                   52