Form 10-Q
period 2000-03-31
ARNOLD INDUSTRIES INC
filed 2000-05-15
CIK 700612

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

(Mark One)

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

For the quarterly period ended March 31, 2000.

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

     Yes    X        No

     Common Stock, par value $1.00 per share: 24,581,626 shares outstanding (excluding treasury shares) as of May 12, 2000.

PART I.  FINANCIAL INFORMATION


Item 1.     Financial Statements.


Condensed Consolidated Balance Sheets - March 31, 2000
                                        (Unaudited) and
                                        December 31, 1999

Condensed Consolidated Statements of
     Income (Three Month
     Period - Unaudited)              - March 31, 2000 and 1999

Condensed Consolidated Statements of
     Cash Flows (Three Month
     Period - Unaudited)              - March 31, 2000 and 1999

Notes to Condensed Consolidated Financial Statements

                      ARNOLD INDUSTRIES, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Unaudited)

                                                March 31,     December 31,
                                                  2000             1999
 ASSETS
  Current Assets
    Cash and Cash Equivalents                   27,092,168      16,231,274
    Marketable Securities                        2,106,915       2,104,634
    Accounts Receivable, Net                    51,618,062      49,811,512
    Notes Receivable, Current                    1,357,600       1,357,565
    Deferred Income Taxes                        4,994,753       4,258,455
    Prepaid Expenses and Supplies                7,491,463       7,463,640
        Total Current Assets                    94,660,961      81,227,080

  Property and Equipment, at Cost              400,107,443     401,801,207
    Less:  Accumulated Depreciation            158,496,866     157,027,805
        Total Property and Equipment           241,610,577     244,773,402

  Other Assets
    Goodwill, Net                                7,946,376       8,017,724
    Investments in Limited Partnerships          8,461,611       8,594,525
    Notes Receivable, Long-term                  1,834,085       1,754,510
    Other                                        1,291,011       1,375,752
        Total Other Assets                      19,533,083      19,742,511

        TOTAL ASSETS                           355,804,621     345,742,993

 LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Notes Payable                               23,782,846      24,829,682
    Accounts Payable                            10,642,345      10,789,594
    Income Taxes                                 4,897,838       1,297,162
    Estimated Liability for Claims               5,545,436       4,302,316
    Accrued Expenses - Other                    15,111,387      13,906,538
         Total Current Liabilities              59,979,852      55,125,292

  Long-term Liabilities
    Estimated Liability for Claims               2,646,000       2,646,000
    Deferred Income Taxes                       38,054,225      37,710,984
    Notes Payable                                      -0-         191,557
    Other                                        1,916,722       1,887,522
         Total Long-term Liabilities            42,616,947      42,436,063

  Stockholders' Equity
    Common Stock                                29,942,628      29,942,628
    Paid-In Capital                              1,682,050       1,584,422
    Retained Earnings                          262,423,716     256,160,707
    Treasury Stock, at Cost                    (40,840,572)    (39,506,119)
         Total Stockholders' Equity            253,207,822     248,181,638

         TOTAL LIABILITIES
           AND STOCKHOLDERS' EQUITY            355,804,621     345,742,993


The accompanying notes, herein following, are an integral part of these consolidated financial statements.

                              ARNOLD INDUSTRIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                      2000            1999
 Operating Revenues                             114,832,392     100,305,647

 Operating Expenses                             100,312,876      87,205,988

 Operating Income                                14,519,516      13,099,659

 Interest Expense                                  (450,008)       (249,407)

 Other Income                                        97,509         105,814

 Income Before Income Taxes                      14,167,017      12,956,066

 Income Taxes                                     5,188,560       4,763,166

 Net Income                                       8,978,457       8,192,900


 Net Income per Common Share:
     Basic                                             0.36           0.33
     Diluted                                           0.36           0.33

 Average Common Shares Outstanding
     Basic                                       24,639,034     24,832,982
       Effect of dilutive securities -
         Stock options                               96,463        249,704
     Diluted                                     24,735,497     25,082,686

 Dividends per Common Share                            0.11           0.11




The accompanying notes, herein following, are an integral part of these consolidated financial statements.

                                ARNOLD INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                       2000            1999
 Operating Activities
  Net Income                                        8,978,457       8,192,900
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
      Depreciation and Amortization                 8,553,553       8,205,714
      Provision for Deferred Taxes                   (393,057)      3,733,510
      Other                                          (160,490)       (197,553)
      Changes in Operating Assets & Liabilities:
        Increase in Accounts Receivable            (1,806,550)       (595,098)
        (Increase) Decrease in Prepaid
           Expenses and Supplies                      (27,823)      1,088,090
        Increase (Decrease) in Accounts Payable      (147,249)        262,807
        Increase (Decrease) in Estimated
          Liability for Claims                      1,243,120     (11,038,967)
        Increase in Other Accrued Expenses          4,805,525       2,045,068
        Other                                          29,200          27,400
        Net Cash Provided By
          Operating Activities                     21,074,686      11,723,871

 Investing Activities
  Proceeds from Sale of Investment Securities           1,137         112,368
  Purchase of Investment Securities                    (3,418)        (13,974)
  Proceeds from Disposition of
    Property and Equipment                          2,363,799       2,063,840
  Purchase of Property and Equipment               (7,393,371)    (14,912,254)
  Capital Contributions to
    Limited Partnerships                           (1,171,564)     (1,175,351)
  Other                                                 8,731         193,433
         Net Cash Used In Investing Activities     (6,194,686)    (13,731,938)

 Financing Activities
  Cash Dividends Paid                              (2,715,452)     (2,731,416)
  Purchase of Treasury Stock                       (1,391,250)       (314,550)
  Proceeds from Short-term Debt                             0       5,000,000
  Other                                                87,596         493,276
         Net Cash Provided by
           (Used In) Financing Activities          (4,019,106)      2,447,310

 Increase in Cash and Cash Equivalents             10,860,894         439,243

 Cash and Cash Equivalents - Beginning of Year     16,231,274      19,432,802

 Cash and Cash Equivalents - End of Period         27,092,168      19,872,045

 Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                          449,608         249,047
    Income Taxes                                    2,013,350       1,121,293


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

     The results of operations for the three-month period ending March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

     Operating Revenues for the first quarter of 2000 were $114,832,392, an increase of $14,526,745 or 14% over Operating Revenues for 1999's first quarter. For the same periods, Operating Expenses increased $13,106,888 or 15%; Income before Income Taxes increased $1,210,951, an increase of 9%, and Net Income increased $785,557, or 10% to $8,978,457. Earnings Per Share increased to $.36 for the first quarter of 2000 from $.33 for the first quarter of 1999, a 9% increase.

     The Company's revenue figures for the first quarter of 2000 as compared to the first quarter of 1999 are higher due primarily to increased business volume at New Penn Motor Express, Inc. ("New Penn"), the Company's less-than-truckload carrier, which experienced a 16% increase in revenue, and Arnold Logistics, the Company's fulfillment and logistics division, which experienced a 49% increase in revenue. Revenue figures for Arnold Transportation Services, Inc. ("Arnold Transportation"), the Company's truckload carrier, showed a modest improvement in revenues, increasing by approximately 6%.

     Set forth below is a schedule of the Unaudited Operating Revenues, Expenses and Operating Income of the LTL, TL and Fulfillment/Logistics companies:

                                    (Dollars in Thousands)
                                 First Quarter Ended March 31,
                                          2000                 1999
                                     Amount      %       Amount      %
 LESS-THAN-TRUCKLOAD
     Operating Revenues          57,544     100.0     49,584      100.0
     Operating Expenses          45,725      79.5     38,886       78.4
       Operating Income          11,819      20.5     10,698       21.6

 TRUCKLOAD
     Operating Revenues          45,397     100.0     42,760      100.0
     Operating Expenses          44,588      98.2     41,481       97.0
       Operating Income             809       1.8      1,279        3.0

 FULFILLMENT/LOGISTICS
     Operating Revenues          11,891     100.0      7,962      100.0
     Operating Expenses           9,997      84.1      6,561       82.4
       Operating Income           1,894      15.9      1,401       17.6

 Unallocated corporate
   operating income (loss)           (2)                (278)
 Consolidated operating
   income                        14,520               13,100


     The Company's working capital at the end of the first quarter of 2000 was $34,681,109, which is an increase of $8,579,321 or 33% from the end of the 1999 fiscal year. The principal factors contributing to the increase in working capital were the increase in consolidated net income earned by the Company during the quarter, coupled with a temporary slowdown in the capital expansion program in place at all three operating divisions.

     The Company's investment in Property and Equipment (Less Accumulated Depreciation) as of the end of the first quarter of 2000 stood at $241,610,577. This figure represents a decrease from December 31, 1999, of $3,162,825, reflecting the slowdown in the capital expansion program. Funding for the Company's ongoing capital expansion program is being accomplished through the use of cash generated from current operating and investment activities.

     The Company's results for the first quarter of 2000 were positively impacted by factors that included mild winter weather experienced in the northeastern United States, a robust national economy, the demise of a competitor during the summer of 1999 and a strong pricing environment that permitted rate increases in many lanes. The results were negatively impacted by such factors as substantially higher fuel prices, which particularly impacted Arnold Transportation, and increased competition from surviving competitors who are gaining in efficiency and quality of service.

     At New Penn, the double-digit revenue growth rate of the fourth quarter of 1999 accelerated in the first quarter of 2000.
Management anticipates that revenue growth will continue to be strong in comparison to the same periods of one year ago, in large part due to the demise of Preston Trucking in July of 1999 and the addition of many former Preston customers to New Penn's customer base. The increase in revenues resulting from Preston's demise began to be reflected in the third quarter of 1999 and, accordingly, will level out with results for the third quarter of 2000. Whether double digit increases in revenues will continue into the third quarter of 2000 and thereafter will depend upon factors such as the strength of the U.S. economy, inflation, fuel prices and New Penn's ability to attract new customers through improvements in service and pricing. Certain of New Penn's financially healthy competitors are expanding their northeast operations, and it is anticipated that New Penn will face increasing competitive pressures in coming quarters. New Penn continued to hold operating expenses to a minimum during the first quarter, thereby producing an operating ratio of 79.5 for the period. Operating income increased by $1.1 million, or 10.5%, compared to the prior year. New Penn took delivery of 150 new trailers during the first quarter to support the continuing growth in revenue. During 2000, New Penn anticipates acquiring $10.4 million of new equipment (which includes $8.4 of new rolling stock and $2.0 million of new computer equipment) and expending $10.1 million for new real estate and improvements to existing properties. Expansion is planned or in process at terminals in Albany, Syracuse and Buffalo, New York, and South Brunswick and Kearny, New Jersey.

     Although revenues increased by 6.2% at Arnold Transportation, operating income declined by 36.7%. The regional and dedicated truckload operations continued to perform well. However, interregional operations, which provide service on longer lengths of haul, were particularly hard hit by the increase in diesel fuel prices. Arnold Transportation was not able to obtain fuel surcharges from customers sufficient to defray higher fuel costs. Fuel prices have declined in recent weeks, but remain above year-ago levels. Arnold Transportation is focused on expanding regional and dedicated operations while also adding customer revenues that will improve operating margins on interregional operations. During 2000, Arnold Transportation anticipates acquiring $3 million of new equipment and expending $500,000 for new real estate and improvements to existing properties (to be funded by gains from real estate sales).

     Arnold Logistics increased operating income by 35.2% over the same period of a year ago. Revenues increased during the quarter in comparison to the first quarter of 1999 due primarily to placement of the new Lancaster warehouse facility into operation during the last half of 1999. Although margins declined from the same period in the prior year, margins improved compared to the fourth quarter of 1999. Margins improved from the immediately prior quarter in part because changes were made to the Lancaster operations to improve efficiencies and fine-tune the revenue/cost relationship with the principal customer occupying that facility. Significant progress was made to develop a proprietary Internet order and warehouse management system in support of future e-commerce growth opportunities. During 2000, Arnold Logistics' capital expenditures will approximate $2.6 million for new equipment and $400,000 for capital improvements to real estate.

     Company management remains focused on improving operating efficiencies while at the same time seeking growth opportunities by, among other things, offering expanded trucking and warehousing related services to meet the needs of existing and prospective customers. Management will continue to seek opportunities for profitable expansion of the Company.

Year 2000 Compliance

The Company's program to correct and/or replace internally produced software was fully completed prior to December 31, 1999. The cost of the Company's internal program, all of which has been incurred and paid, was $1,675,000. The Company continues to monitor and assess the status of third parties upon whom the Company relies for externally produced software, including communications software, as well as suppliers of basic materials, such as fuel, parts, tires, etc. The Company also monitors the status of significant customers upon whose continued business the Company relies for revenues. During 1998 and 1999, the Company incurred expense of $125,000 to correct and/or replace software acquired from third parties. The Company has had no significant Y2K problems with its vendors, suppliers or customers, and does not anticipate significant problems in the future.


Cautionary Remarks as to Forward-Looking Statements:

     The nature of the Company's operations subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. In accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that there are important factors which, among others, could cause future results to differ materially from the forward-looking statements about our management confidence and strategies for performance; expectations for new and existing technologies and opportunities; and expectations for market segment and industry growth. These factors include, but are not limited to: (1) changes in the business environment in which the Company operates, including licensing restrictions, interest rates and capital costs; (2) changes in governmental law and regulations, including taxes; (3) market and competitive changes, including market demand and acceptance for new services and technologies; and (4) other risk factors specifically identified from time to time in Company releases and disclosure documents, including SEC reports and the annual proxy solicitation and report to stockholders. The Company will update forward-looking statements as required by law.


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


Item 4.Matters Brought to a Vote of Shareholders.


     At the Annual Meeting, held May 3, 2000, stockholders re-elected E. H. Arnold, Ronald E. Walborn and Arthur L. Peterson to serve as members of the Board of Directors, each for a two-year term. The Company also announced that the Board of Directors declared the regular quarterly dividend of eleven cents per share, payable June 5, 2000, to stockholders of record on May 22, 2000.

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


                              ARNOLD INDUSTRIES, INC.
                                   (Registrant)


Date:  May 15, 2000              By  /s/ Heath L. Allen
                                Heath L. Allen, Secretary



Date:  May 15, 2000              By  /s/ Ronald E. Walborn
                                Ronald E. Walborn, Treasurer

                                   EXHIBIT 27
                            FINANCIAL DATA SCHEDULE
                                       FOR
                            ARNOLD INDUSTRIES, INC.
           FORM 10-Q FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2000


THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FINANCIAL STATEMENTS CONTAINED IN ARNOLD INDUSTRIES, INC.'S FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2000, AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

Item Description                                                Amount
cash and cash items                                           27,092,168
marketable securities                                          2,106,915
notes and accounts receivable - trade                         53,071,651
allowances for doubtful accounts                               1,697,243
inventory                                                              0
total current assets                                          94,660,961
property, plant and equipment                                400,107,443
accumulated depreciation                                     158,496,866
total assets                                                 355,804,621
total current liabilities                                     59,979,852
bonds, mortgages and similar debts                                     0
preferred stock-mandatory redemption                                   0
preferred stock-no mandatory redemption                                0
common stock                                                  29,942,628
other stockholders' equity                                   223,265,194
total liabilities and stockholders' equity                   355,804,621
net sales of tangible products                                         0
total revenues                                               114,832,392
cost of tangible goods sold                                            0
total costs and expenses applicable to sales and revenues    100,312,876
other costs and expenses                                               0
provision for doubtful accounts and notes                        307,500
interest and amortization of debt discount                       450,008
income before taxes and other items                           14,167,017
income tax expense                                             5,188,560
income/loss continuing operations                              8,978,457
discontinued operations                                                0
extraordinary items                                                    0
cumulative effect changes in accounting principles                     0
net income or loss                                             8,978,457
earnings per share - basic                                          0.36
earnings per share - diluted                                        0.36