Form 10-Q
period 2000-06-30
ARNOLD INDUSTRIES INC
filed 2000-08-14
CIK 700612

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

For the quarterly period ended June 30, 2000.

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

     Yes    X        No

     Common Stock, par value $1.00 per share: 24,587,226 shares outstanding (which excludes 5,355,402 treasury shares) as of August 11, 2000.

PART I.  FINANCIAL INFORMATION


Item 1.     Financial Statements.

Condensed Consolidated Balance Sheets     -     June 30, 2000 and
     (Unaudited)                                  December 31, 1999

Condensed Consolidated Statements of      -     June 30, 2000
     Income (Three and Six Month                  and 1999
     Periods - Unaudited)

Condensed Consolidated Statements of      -     June 30, 2000
     Cash Flows (Six Month                        and 1999
     Periods - Unaudited)

Notes to Condensed Consolidated Financial Statements

                               ARNOLD INDUSTRIES, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)

                                                June 30,     December 31,
                                                 2000             1999
 ASSETS
  Current Assets
    Cash and Cash Equivalents                   37,875,189      16,231,274
    Marketable Securities                        2,105,552       2,104,634
    Accounts Receivable, Net                    51,958,897      49,811,512
    Notes Receivable, Current                    1,357,600       1,357,565
    Deferred Income Taxes                        4,985,987       4,258,455
    Prepaid Expenses and Supplies                5,248,594       7,463,640
       Total Current Assets                    103,531,819      81,227,080

   Property and Equipment, at Cost             402,690,122     401,801,207
     Less:  Accumulated Depreciation           164,255,707     157,027,805
       Total Property and Equipment            238,434,415     244,773,402

   Other Assets
     Goodwill, Net                               7,875,027       8,017,724
     Investments in Limited Partnerships         8,332,179       8,594,525
     Notes Receivable, Long-term                 1,380,698       1,754,510
     Other                                       1,291,591       1,375,752
       Total Other Assets                       18,879,495      19,742,511

          TOTAL ASSETS                         360,845,729     345,742,993

 LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities
     Notes Payable                              23,800,577      24,829,682
     Accounts Payable                           10,759,735      10,789,594
     Income Taxes                                1,444,958       1,297,162
     Estimated Liability for Claims              6,296,866       4,302,316
     Accrued Expenses - Other                   15,723,562      13,906,538
       Total Current Liabilities                58,025,698      55,125,292

   Long-term Liabilities
     Estimated Liability for Claims              1,459,000       2,646,000
     Deferred Income Taxes                      38,046,805      37,710,984
     Notes Payable                                       -         191,557
     Other                                       1,917,172       1,887,522
       Total Long-term Liabilities              41,422,977      42,436,063

   Stockholders' Equity
     Common Stock                               29,942,628      29,942,628
     Paid-In Capital                             1,682,050       1,584,422
     Retained Earnings                         270,612,948     256,160,707
     Treasury Stock, at Cost                   (40,840,572)    (39,506,119)
       Total Stockholders' Equity              261,397,054     248,181,638

       TOTAL LIABILITIES
         AND STOCKHOLDERS' EQUITY              360,845,729     345,742,993


THE ACCOMPANYING NOTES, HERE AND FOLLOWING, ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                ARNOLD INDUSTRIES, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)

                             Six Months Ended          Three Months Ended
                                 June 30,                    June 30,
                          2000          1999            2000          1999
 Operating Revenues    232,172,606   205,498,683     117,340,214   105,193,036

 Operating Expenses    199,906,621   177,855,193      99,593,745    90,649,205

 Operating Income       32,265,985    27,643,490      17,746,469    14,543,831

 Interest Expense         (892,364)     (665,546)       (442,356)     (416,139)

 Other Income              349,909       286,375         252,400       180,561

 Income Before
    Income Taxes        31,723,530    27,264,319      17,556,513    14,308,253

 Income Taxes           11,851,861    10,060,482       6,663,301     5,297,316

 Net Income             19,871,669    17,203,837      10,893,212     9,010,937


 Net Income
  per Common Share:
      Basic                0.81          0.69            0.45          0.36
      Diluted              0.81          0.69            0.45          0.36

 Average Common
  Shares Outstanding
      Basic            24,610,330    24,846,392      24,581,626     24,859,653
      Effect of dilutive
       securities -
       Stock options       74,442       266,211          52,420        282,720

      Diluted          24,684,772    25,112,603      24,634,046     25,142,373

 Dividends per
   Common Share            0.22         0.22            0.11           0.11

THE ACCOMPANYING NOTES, HERE AND FOLLOWING, ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              ARNOLD INDUSTRIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Six Months Ended
                                                          June 30,
                                                      2000            1999
 Operating Activities
  Net Income                                        19,871,669     17,203,837
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
      Depreciation and Amortization                 16,993,191     15,909,672
      Provision for Deferred Taxes                    (391,711)     2,767,557
      Other                                           (828,705)      (711,717)
      Changes in Operating Assets & Liabilities:
        (Increase) in Accounts Receivable           (2,147,385)    (3,065,745)
        Decrease in Prepaid Expenses
         and Supplies                                2,215,046      2,497,884
        Increase (Decrease) in Accounts Payable        (29,859)     2,457,063
        Increase (Decrease) in Estimated
          Liability for Claims                         807,550     (9,861,324)

        Increase in Other Accrued Expenses           1,964,820      5,680,521
        Other                                           29,650         47,300
        Net Cash Provided By
          Operating Activities                      38,484,266     32,925,048

  Investing Activities
   Proceeds from Sale of Investment Securities           4,555        726,036
   Purchase of Investment Securities                    (5,473)      (523,286)
   Proceeds from Disposition of
     Property and Equipment                          4,185,448      5,427,340
   Purchase of Property and Equipment              (13,613,100)   (32,534,984)
   Capital Contributions to
     Limited Partnerships                           (1,153,833)    (1,141,407)
   Other                                               465,137        740,271
         Net Cash Used In Investing Activities     (10,117,266)   (27,306,030)

 Financing Activities
  Cash Dividends Paid                               (5,419,431)    (5,466,514)
  Purchase of Treasury Stock                        (1,391,250)      (314,550)
  Proceeds from Employee Stock
    Options Exercised                                  154,425        942,766
  Proceeds from Short-term Debt                              -      5,000,000
  Other                                                (66,829)             -
        Net Cash Provided by
         (Used In) Financing Activities             (6,723,085)       161,702

  Increase in Cash and Cash Equivalents             21,643,915      5,780,720

  Cash and Cash Equivalents - Beginning of Year     16,231,274     19,432,802

  Cash and Cash Equivalents - End of Period         37,875,189     25,213,522

  Supplemental Disclosures of Cash Flow Information:
    Cash paid during the period for:
      Interest                                         892,364        665,907
      Income Taxes                                  12,125,625      4,570,519

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

     The results of operations for the three and six-month periods ending June 30, 2000, and June 30, 1999, are not necessarily indicative of the results to be expected for the full year.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.

     Consolidated Operating Revenues for the second quarter of 2000 were $117,340,214, an increase of $12,147,178 or 12% from Operating Revenues for 1999's second quarter. For the same period, Operating Expenses increased $8,944,540 or 10%; Income Before Income Taxes increased $3,248,260, an increase of 23%; and Net Income increased $1,882,275 or 21%. Earnings Per Share-Basic increased from $.36 to $.45, or a 25% increase, for the respective quarters.

     Consolidated Operating Revenues for the six months ended June 30, 2000, were $232,172,606, an increase of $26,673,923 or 13% over the comparable period in 1999. For the same period, Operating Expenses increased $22,051,428, or 12%; Income Before Taxes increased $4,459,211, an increase of 16%; and Net Income increased $2,667,832 or 16%. Earnings Per Share-Basic increased from $.69 to $.81, a net increase of 17%, for the respective six-month periods.

     Set forth below is a schedule of the Unaudited Operating Revenues, Expenses and Operating Income of the LTL, TL and Fulfillment/Logistics segments:

                                          (Dollars in Thousands)
                                      Second Quarter Ended June 30,
                                         2000                1999
                                  Amount      %         Amount     %
 LESS-THAN-TRUCKLOAD
     Operating Revenues           60,601     100.0       53,137     100.0
     Operating Expenses           47,345      78.1       41,936      78.9
       Operating Income           13,256      21.9       11,201      21.1

 TRUCKLOAD
     Operating Revenues           45,675     100.0       43,189     100.0
     Operating Expenses           42,726      93.5       41,520      96.1
       Operating Income            2,949       6.5        1,669       3.9

 FULFILLMENT/LOGISTICS
     Operating Revenues           11,064     100.0        8,867     100.0
     Operating Expenses            9,502      85.9        7,190      81.1
       Operating Income            1,562      14.1        1,677      18.9

Unallocated corporate
  operating income (loss)            (21)                    (3)

Consolidated operating
  income                          17,746                 14,544


                                            (Dollars in Thousands)
                                       Six-Month Period Ended June 30,
                                         2000                 1999
                                  Amount      %         Amount      %
 LESS-THAN-TRUCKLOAD
     Operating Revenues          118,145     100.0     102,721     100.0
     Operating Expenses           93,070      78.8      80,822      78.7
       Operating Income           25,075      21.2      21,899      21.3

 TRUCKLOAD
     Operating Revenues           91,073     100.0      85,950     100.0
     Operating Expenses           87,314      95.9      83,002      96.6
       Operating Income            3,759       4.1       2,948       3.4

 FULFILLMENT/LOGISTICS
     Operating Revenues           22,955     100.0      16,828     100.0
     Operating Expenses           19,499      84.9      13,751      81.7
       Operating Income            3,456      15.1       3,077      18.3

Unallocated corporate
  operating income (loss)            (24)                 (281)

Consolidated operating
  income                          32,266                27,643


     New Penn Motor Express, Inc. ("New Penn"), the Company's less-than-truckload carrier, increased revenues by 14% over the revenues generated during the second quarter of 1999. Operating Income increased 18% over the comparable period of 1999, as the operating ratio improved from 78.9 to 78.1.

     Growth at New Penn is related to several factors, including a service improvement initiative begun one year ago to deliver shipments by noon, improved information services through the web site, the reduction in industry capacity that occurred in the third quarter of 1999 and an expanding economy. Delivering shipments earlier in the day is preferred by customers, as they are able to utilize the product the same day it is received. This before noon capability has made New Penn's services preferable to services of competitors delivering later in the day, and has resulted in an increase of New Penn's market share. As more competitors add morning delivery to their service offerings, the shift in market share is likely to diminish.

     Because customers are now requiring higher levels of information, the New Penn web site provides real-time shipment tracking information and fast access to other information, including proof of delivery and bill of lading documents, shipment report summaries and rate quotes. Such information makes New Penn preferable to competitors that cannot provide the same level of information services, and again has resulted in improved market share. New Penn continued the rollout of on-board computers in the quarter, and 85% of the fleet is so equipped. On-boards are one example of information technology that helps maximize efficiencies by improving operations planning and productivity.

     Revenue comparisons at New Penn were also positively impacted, as they had been in the previous three quarters, by additional revenues secured after a competitor, Preston Trucking, discontinued operations in July 1999. The demise of Preston has now had a positive impact on four consecutive quarters and will not positively impact comparisons in future quarters. Expansion by competitors into the New Penn territory did not have a material impact on New Penn revenues during the second quarter, but is expected to have some impact in future quarters.

     A relatively stable pricing environment and the use of advanced information technology to maximize efficiencies contributed to the improvement in operating margins at New Penn. Price increases have been successfully implemented, with less discounting than in the past. Less-than-truckload carriers, including New Penn, were also successful in implementing fuel surcharges to help offset the increase in fuel costs experienced in the second quarter.

     New Penn continued efforts to add capacity at several locations. Construction is underway at the Buffalo and Reading facilities. Expansion of facilities in Syracuse, NY, Albany, NY, Kearny, NJ, and Trenton, NJ (South Brunswick) is at various stages of land acquisition and construction planning. During 2000, New Penn anticipates expenditures of $10.1 million for new real estate and improvements to existing properties. An additional $10.4 million will be invested in new rolling stock and computer equipment.

     Arnold Transportation Services, Inc. ("ATS"), the Company's truckload carrier, experienced revenue growth of 6% and operating income increased 77% during the second quarter of 2000 over the second quarter of 1999. Revenue growth was hindered by the continuing shortage of qualified drivers. However, new business acquisition and price increases on existing business did support an increase in revenue.

     ATS significantly improved operating margins despite rising fuel costs, primarily due to a strategic shift in the freight mix. Adjustments in the mix of regional, interregional and dedicated services contributed to improved revenue yield. ATS re-deployed assets to increase revenues in more profitable regional markets while reducing the amount of less profitable interregional freight. ATS anticipates expenditures of $3.5 million this year for new equipment and real estate improvements. Sales of real estate were recorded during the second quarter, and contributed approximately $300,000 to ATS's operating income.

Additional sales of excess real estate are projected for the balance of the year.

     Arnold Logistics ("ARLO"), a division of ATS which conducts a fulfillment and logistics business, experienced a 25% increase in revenues during the second quarter of 2000 over the second quarter of 1999 while operating income declined 7%.

     Arnold Logistics continues to balance expansion in e-commerce fulfillment, distribution and contract packaging services to support revenue growth. Revenue increased primarily due to the opening of the facility in Lancaster, PA, during the third and fourth quarters of 1999. The rate of growth declined as compared to the prior quarter, as the growth projected by several key customers failed to materialize. The fact that revenue growth did not meet projections had a negative impact on margins. The company had prepared to meet the higher demand projected by customers. Although cost controls were maintained throughout the quarter, investments had been made in people, equipment and facilities to support higher business levels and future growth in subsequent quarters. Arnold Logistics' capital expenditures will approximate $3.0 million for new equipment and real estate improvements in 2000.

     The Company's working capital at the end of the second quarter of 2000 was $45,506,121, which is an increase of $10,825,012 or 31% from the end of the first quarter of 2000. For the first six months of 2000, working capital increased by a total of $19,404,333, or 74%, from working capital at the end of 1999.

     The Company's investment in Property and Equipment (Less Accumulated Depreciation) as of the end of the second quarter of 2000 stood at $238,434,415. This figure represents a decrease from March 31, 2000, of $3,176,162, reflecting depreciation in the capital assets of the Company. Funding for the Company's ongoing capital expansion program is being accomplished through the use of cash generated from current operating and investment activities.


Year 2000 Compliance

     As previously reported, the Company's program to correct and/or replace internally produced software was fully completed prior to December 31, 1999.
The cost of the Company's internal program, all of which has been incurred and paid, was $1,675,000. During the second quarter of 2000, the Company continued to monitor and assess the status of third parties upon whom the Company relies for externally produced software, including communications software, as well as suppliers of basic materials, such as fuel, parts, tires, etc. The Company also monitored the status of significant customers upon whose continued business the Company relies for revenues. During 1998 and 1999, the Company incurred expense of $125,000 to correct and/or replace software acquired from third parties. The Company had no significant Y2K problems with its vendors, suppliers or customers, and does not anticipate significant problems in the future. No further Y2K reports will be provided unless an unforeseen development should occur.


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


                                           ARNOLD INDUSTRIES, INC.
                                                (Registrant)


Date:  August 14, 2000                     By   /s/ Heath L. Allen
                                              Heath L. Allen, Secretary



Date:  August 14, 2000                     By  /s/ Ronald E. Walborn
                                              Ronald E. Walborn, Treasurer