Form 10-Q
period 2000-09-30
ARNOLD INDUSTRIES INC
filed 2000-11-14
CIK 700612

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000.

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

     Yes    X        No

     Common Stock, par value $1.00 per share: 24,647,976 shares outstanding (which excludes 5,294,652 treasury shares) as of November 10, 2000.

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements.

Condensed Consolidated Balance Sheets   - September 30, 2000
     (Unaudited)                          and December 31, 1999

Condensed Consolidated Statements of
     Income (Three and Nine Month       - September 30, 2000 and
     Periods - Unaudited)                 1999

Condensed Consolidated Statements of
     Cash Flows (Nine Month             - September 30, 2000 and
     Periods - Unaudited)                 1999


Notes to Condensed Consolidated Financial Statements

                        ARNOLD INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Unaudited)

                                               September 30,     December 31,
                                                   2000              1999
 ASSETS
   Current Assets
     Cash and Cash Equivalents                     40,005,321      16,231,274
     Marketable Securities                          2,406,241       2,104,634
     Accounts Receivable, Net                      52,969,343      49,811,512
     Notes Receivable, Current                      1,357,600       1,357,565
     Deferred Income Taxes                          1,921,504       4,258,455
     Prepaid Expenses and Supplies                 10,073,580       7,463,640
     Refundable Income Taxes                        1,938,269               0
         Total Current Assets                     110,671,858      81,227,080

   Property and Equipment, at Cost                399,833,558     401,801,207
   Less:  Accumulated Depreciation                166,217,473     157,027,805
         Total Property and Equipment             233,616,085     244,773,402

   Other Assets
     Goodwill, Net                                  7,803,679       8,017,724
     Investments in Limited Partnerships            8,202,747       8,594,525
     Notes Receivable, Long-term                      902,871       1,754,510
     Other                                          1,291,848       1,375,752
         Total Other Assets                        18,201,145      19,742,511
         TOTAL ASSETS                             362,489,088     345,742,993

 LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities
     Notes Payable                                 18,433,586      24,829,682
     Accounts Payable                              11,856,001      10,789,594
     Income Taxes                                           0       1,297,162
     Estimated Liability for Claims                 4,453,399       4,302,316
     Accrued Expenses - Other                      16,508,137      13,906,538
         Total Current Liabilities                 51,251,123      55,125,292

   Long-term Liabilities
     Estimated Liability for Claims                 2,646,000       2,646,000
     Deferred Income Taxes                         37,866,064      37,710,984
     Notes Payable                                          -         191,557
     Other                                          1,950,122       1,887,522
         Total Long-term Liabilities               42,462,186      42,436,063

   Stockholders' Equity
     Common Stock                                  29,942,628      29,942,628
     Paid-In Capital                                1,831,985       1,584,422
     Retained Earnings                            277,759,476     256,160,707
     Treasury Stock, at Cost                      (40,758,310)    (39,506,119)
         Total Stockholders' Equity               268,775,779     248,181,638

         TOTAL LIABILITIES
           AND STOCKHOLDERS' EQUITY               362,489,088     345,742,993

 The accompanying notes, herein following, are an integral part of these consolidated financial statements.

                               ARNOLD INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                             Nine Months Ended        Three Months Ended
                               September 30,             September 30,
                           2000            1999        2000          1999
 Operating Revenues     347,481,799   315,274,859   115,309,193   109,776,176

 Operating Expenses     299,390,499   275,563,721    99,483,878    97,708,528

 Operating Income        48,091,300    39,711,138    15,825,315    12,067,648

 Interest Expense        (1,367,644)     (958,797)     (475,280)     (293,251)

 Other Income               713,985       498,015       364,076       211,640

 Income Before
    Income Taxes         47,437,641    39,250,356    15,714,111    11,986,037

 Income Taxes            17,714,785    14,424,972     5,862,924     4,364,490

 Net Income              29,722,856    24,825,384     9,851,187     7,621,547


 Net Income
  per Common Share:
      Basic                  1.21          1.00          0.40          0.31
      Diluted                1.20          0.99          0.39          0.30

 Average Common
  Shares Outstanding
      Basic             24,604,035     24,852,767     24,591,581   24,865,309

    Effect of dilutive
      securities -
        Stock options      136,858        249,329        261,696      215,573

      Diluted           24,740,893     25,102,096     24,853,277   25,080,882

 Dividends per
  Common Share              0.33          0.33          0.11          0.11


 The accompanying notes, herein following, are an integral part of these consolidated financial statements.

                          ARNOLD INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                      Nine Months Ended
                                                         September 30,
                                                    2000              1999
 Operating Activities
   Net Income                                      29,722,856      24,825,384
   Adjustments to Reconcile Net Income to Net
     Cash Provided by Operating Activities:
       Depreciation and Amortization               25,603,676      23,805,777
       Provision for Deferred Taxes                 2,492,031       4,351,580
       Other                                       (1,601,154)     (1,312,805)
       Changes in Operating Assets & Liabilities:
         (Increase) in Accounts Receivable         (3,157,831)     (7,056,042)
         (Increase) Decrease in Prepaid Expenses
           and Supplies                             2,245,060      (1,372,205)
         Increase (Decrease) in Accounts Payable    1,066,407       2,170,089
         Increase (Decrease) in Estimated
           Liability for Claims                     1,030,866      (8,733,413)
         Increase in Other Accrued Expenses          (633,832)      1,508,665
         Other                                         62,600          72,200
         Net Cash Provided by
           Operating Activities                    56,830,679      38,259,230

 Investing Activities
   Proceeds from Sale of Investment Securities        506,610       2,135,348
   Purchase of Investment Securities                 (808,217)     (1,531,446)
   Proceeds from Disposition of
     Property and Equipment                         9,197,506       8,667,216
   Purchase of Property and Equipment             (21,447,683)    (50,591,702)
   Capital Contributions to
     Limited Partnerships                          (1,136,102)     (1,175,351)
   Other                                              946,308       1,108,674
       Net Cash Used In Investing Activities      (12,741,578)    (41,387,261)

 Financing Activities
   Cash Dividends Paid                             (8,124,092)     (8,201,920)
   Purchase of Treasury Stock                      (1,391,250)       (314,550)
   Proceeds from Employee Stock
     Options Exercised                                386,622         948,566
   Proceeds from Short-term Debt                            -       5,000,000
   Principal Payments on Short-term Debt          (11,186,334)              -
   Other                                                    -           2,336
       Net Cash Provided by (Used In)
       Financing Activities                       (20,315,054)     (2,565,568)

 Increase(Decrease)in Cash and Cash Equivalents    23,774,047      (5,693,599)

 Cash and Cash Equivalents - Beginning of Year     16,231,274      19,432,802

 Cash and Cash Equivalents - End of Period         40,005,321      13,739,203

 Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:
     Interest                                       1,414,944         936,297
     Income Taxes                                  18,512,149      11,426,819

 The Company had non-cash investing and financing transactions in the nine months ended September 30, 2000 and 1999 relating to the following:

     Purchase of equipment on account                       -       2,139,627
     Purchase of treasury stock on account                  -       2,500,000
     Financing of insurance premiums on
       Installment note                             5,734,783               -


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

     The results of operations for the three and nine-month periods ending September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

     Operating Revenues on a consolidated basis for the third quarter of 2000 were $115,309,193, an increase of $5,533,017 or 5% over Operating Revenues for 1999's third quarter. For the same period, Operating Expenses increased $1,775,350, or 2%; Income before Income Taxes increased $3,728,074, an increase of 31%; and Net Income increased $2,229,640, or 29%. Earnings Per Share-Basic for the third quarter of 2000 increased as compared to the third quarter of 1999 from $.31 per share to $.40 per share, an increase of 29%. Operating Income on a consolidated basis increased during the third quarter of 2000 relative to the comparable period of 1999. Consolidated Operating Income increased by $3,757,667 from $12,067,648 to $15,825,315, an increase of 31%.

     The Company's combined Operating Revenues for the nine months ended September 30, 2000, were $347,481,799, an increase of $32,206,940, or 10% over the comparable nine-month period in 1999. For the same period, Operating Expenses increased $23,826,778, or 9%. Operating Income increased during the nine-month period, from $39,711,138 in 1999 to $48,091,300 in 2000, or a 21%
increase. Income Before Income Taxes increased by $8,187,285, an increase of 21%; and Net Income also increased by $4,897,472, an increase of 20%.
Earnings Per Share-Basic increased by $.21 a share from $1.00 for the first nine months of 1999 to $1.21 for the first nine months of 2000. The Company was able to increase revenues during the nine-month period, despite the competitive pressures to which all motor carriers are subject.

     Set forth below is a schedule of the Unaudited Operating Revenues, Expenses and Operating Income of the LTL, TL and Fulfillment/Logistics segments for the third quarters of 2000 and 1999 and for the nine (9) month periods ended September 30, 2000, and September 30, 1999:

                                          (Dollars in Thousands)
                                     Third Quarter Ended September 30,
                                        2000                   1999
                                  Amount      %         Amount       %
 LESS-THAN-TRUCKLOAD
     Operating Revenues           60,318     100.0      55,984     100.0
     Operating Expenses           47,918      79.4      45,470      81.4
       Operating Income           12,400      20.6      10,414      18.6

 TRUCKLOAD
     Operating Revenues           44,204     100.0      44,161     100.0
     Operating Expenses           42,279      95.6      43,413      98.3
       Operating Income            1,925       4.4         748       1.7

 FULFILLMENT/LOGISTICS
     Operating Revenues           10,788     100.0       9,631     100.0
     Operating Expenses            9,286      86.1       8,681      90.1
       Operating Income            1,502      13.9         950       9.9

 Unallocated corporate
   operating income (loss)            (2)                  (44)

 Consolidated operating income    15,825                12,068

                                         (Dollars in Thousands)
                                 Nine-Month Period Ended September 30,
                                       2000                  1999
                                 Amount       %       Amount       %
 LESS-THAN-TRUCKLOAD
     Operating Revenues          178,462     100.0     158,704     100.0
     Operating Expenses          140,987      79.0     126,392      79.6
       Operating Income           37,475      21.0      32,312      20.4

 TRUCKLOAD
     Operating Revenues          135,276     100.0     130,111     100.0
     Operating Expenses          129,593      95.8     126,414      97.2
       Operating Income            5,683       4.2       3,697       2.8

 FULFILLMENT/LOGISTICS
     Operating Revenues           33,743     100.0      26,459     100.0
     Operating Expenses           28,785      85.3      22,432      84.8
       Operating Income            4,958      14.7       4,027      15.2

 Unallocated corporate
   operating income (loss)           (25)                 (325)

 Consolidated operating income    48,091                39,711


     New Penn Motor Express, Inc. ("New Penn"), the Company's less-than-truckload carrier, enjoyed a strong third quarter of 2000, with business levels growing throughout the period. New Penn's Operating Revenues rose by 8% compared to the third quarter of 1999, and its Operating Income increased 19%, as the operating ratio was reduced from 81.4 to 79.4. During the third quarter, New Penn was recognized for superior service quality by The Home Depot as well as in an independent survey conducted by Logistics Management and Distribution Report magazine. The company introduced a new premium level of service that guarantees on-time delivery. In September, New Penn implemented a general rate increase that impacted the portion of business not subject to contractual and other pricing agreements. New terminal facilities are under construction near Albany and Buffalo, New York, and Reading, Pennsylvania, to ensure capacity for growth in those areas.

     During the first nine months of 2000, New Penn's operating revenues increased by 12.4% in comparison to the same period in 1999. Over the same period, operating expenses increased by only 11.5%, demonstrating the company's ability to absorb additional business into existing capacity without substantial increases in overhead. New Penn retains tight control over each dollar of operating expense, and believes that improvements in the operating ratio can be achieved as newer, more efficient terminals are placed into service.

     Revenue growth resulting from the closure of Preston Trucking in July of 1999 was fully reflected in the results for the Fourth Quarter of 1999 and thereafter. Accordingly, New Penn's future growth pattern will be dependent upon such other factors as the strength of the U.S. economy, competition from union and non-union carriers, and new service offerings intended to add value and attract new customer interest. New service offerings include the guaranteed on-time delivery service intended to gain market share from other premium delivery carriers, as well as improved online tracking of shipments. Movement into new market areas and strategic acquisitions are also under consideration by management as strategies for continued growth. Nevertheless, due to a general slowing of the U.S. economy and the end of Preston-related increases, the rate of revenue growth experienced in each of the first three quarters of 2000 is not expected to continue through the Fourth Quarter.

     Revenues at Arnold Transportation Services, Inc. ("ATS"), the Company's truckload carrier, were flat compared to those of the third-quarter of 1999, while operating income surged 157%. Despite rising fuel prices, the operating ratio at ATS improved from 98.3 in the prior year period to 95.6. Although demand remained strong throughout the quarter, revenue growth was hindered by the shortage of qualified drivers and owner-operators.

     ATS has shown steady improvement throughout the first nine months of 2000. Over comparable periods in 1999, operating income decreased 37% in the First Quarter of 2000, increased 77% in the Second Quarter and increased 157% in the Third Quarter. Revenues have remained relatively stable throughout the nine-month period.

     ATS is continuing to manage the mix of regional and interregional business to improve profitability. The company is focusing on improving asset utilization and using available drivers to handle more profitable business. Management believes that margins will further improve by allocating more assets to regional business and reducing interregional business. Drivers are more content with work schedules that return them home several times during the week and on weekends, and the company is able to man more fully its regional and dedicated operations even in the current tight labor market. Conversely, interregional operations suffer from a shortage of drivers due to the long-haul nature of the business. Equipment is underutilized as a result, increasing the cost of operations. Additionally, the company's mid-west business remains limited, thus hindering the ability to obtain profitable back-haul from that area on interregional trips. Future revenue growth, therefore, will tend to be concentrated in the southeast, southwest and northeast regions of the United States and will tend to result from increased sales efforts and strategic acquisitions in those areas.

     ATS consummated three (3) real estate sales transactions during the Third Quarter of 2000, adding $555,524 in operating income. No significant real estate sales transactions are anticipated during the Fourth Quarter of 2000.

     Arnold Logistics ("ARLO"), a division of ATS that conducts a fulfillment and logistics business, increased revenues 12% beyond the strong revenue gains
of the prior year.   Operating income increased 58% compared to the third
quarter 1999. Margins improved, as the prior year included substantial start-up costs for new fulfillment projects. The acquisition of National Corporate Marketing ("NCM") of Irving, TX, announced September 20, 2000, and completed on October 2, 2000, will impact Fourth Quarter comparisons. NCM provides fulfillment, distribution, direct mail and printing services. It operates 270,000 square feet of quality distribution space and employs over 125 people. NCM projects operating revenues of more than $9 million in 2000.

     During the first nine months of 2000, a major ARLO customer at the Lancaster warehouse stabilized its level of need for warehousing services and its ability to compensate ARLO for services rendered. This aided ARLO's utilization of the Lancaster facility by freeing up some warehouse space for other valued customers, by allowing ARLO to renegotiate a higher rate for the smaller space retained by the major customer, and by adding predictability to the cash flow generated from that facility. Operating revenues and expenses firmed over the nine-month period, due at least in part to stabilization of the relationship with the Lancaster customer.

     ARLO's management continues to focus on consolidating new fulfillment business generated over the last year and on integrating NCM into the division's operations. Additional strategic acquisitions are under consideration by ARLO management.

     Arnold Industries' working capital at the end of the Third Quarter of 2000 was $59,420,735. This represents an increase of $13,914,614 or 30.5%
from the working capital at the end of the previous quarter in 2000. The increase in working capital reflects the Company's increasing revenue and income levels while at the same time winding down and/or completing capital expansion and acquisition projects initiated in prior years, particularly at ATS and ARLO. ATS significantly updated its fleet in recent years and has sufficient capacity with its current fleet to meet anticipated demand. ARLO completed its Lancaster, PA, warehouse project in the second and third quarters of 1999, and currently is not building additional warehouse space.

       The Company's investment in Property and Equipment (Less Accumulated Depreciation) as of the end of the third quarter of 2000 stood at $233,616,085. This figure represents a decrease from June 30, 2000, of $4,818,330, or 2%, reflecting depreciation and asset sales. Funding for future acquisitions of Property and Equipment will likely be accomplished through the use of cash generated from current operating and investment activities, supplemented, when necessary, by short or long-term financing. Management continues to seek opportunities for profitable expansion of the Company.

     On October 25, 2000, the Company announced its quarterly cash dividend of $.11 per share, payable December 1, 2000, to stockholders of record on November 17, 2000.

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


     No matters were brought to a vote of the shareholders during the third quarter of 2000.

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


                              ARNOLD INDUSTRIES, INC.
                                   (Registrant)


Date:  November 14, 2000          By  /s/ Heath L. Allen
                                Heath L. Allen, Secretary



Date:  November 14, 2000              /s/ Ronald E. Walborn
                                Ronald E. Walborn, Treasurer