Form 10-K
period 2000-12-31
ARNOLD INDUSTRIES INC
filed 2001-03-29
CIK 700612

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 2000

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

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 23, 2001, computed by reference to the immediately preceding closing sale price of such stock (3/22/01), was $408,348,039.

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class             Outstanding at March 23, 2001
            Common Stock                24,748,366

                     DOCUMENTS INCORPORATED BY REFERENCE


      Portions of Registrant's Annual Report to Stockholders for the year ended December 31, 2000, and Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 2, 2001, are incorporated into Parts II and III, respectively, as set forth herein.

      The total number of pages included in this report, including the cover page, is 51. The exhibit index is located on sequentially numbered page 23.

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

     The Company's business activities are currently conducted by three (3) operating units (involving two (2) subsidiary corporations) and a non-operating, investment management subsidiary. New Penn Motor Express, Inc. ("New Penn") is a less-than-truckload ("LTL") transportation company. Arnold Transportation Services, Inc. ("Arnold Transportation") provides truckload ("TL") service. The third operating unit conducts business under the name Arnold Logistics and provides warehousing, logistics and fulfillment services. Arnold Logistics is a division of Arnold Transportation. Maris, Inc. ("Maris") is a non-operating, investment management subsidiary incorporated in the State of Delaware.

     In 2000, New Penn, the Company's LTL carrier, contributed approximately fifty-one percent (51%) of the Company's Operating Revenue. Arnold

Transportation, the Company's TL carrier contributed approximately thirty-nine percent (39%). Arnold Logistics contributed approximately ten percent (10%) with its warehousing, logistics and fulfillment operations.

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

Rates and Regulation
     In common with other interstate motor carriers, New Penn is subject to limited Federal regulation of its operations, including the territories it serves and the commodities it carries.

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

     The FHWA has jurisdiction over the qualification and the maximum hours of service of drivers, insurance and the general safety of operations and motor carrier equipment. The Occupational Safety and Health Administration ("OSHA") has jurisdiction over matters involving the health of drivers and other New Penn employees.

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

Shipments
     Total shipments, tonnage and miles logged on all shipments completed by New Penn during 2000, by quarter, are as follows:

                        Total         Total          Total
 Quarter                Shipments     Tonnage        Miles
 First                    510,760       277,119      12,764,568
 Second                   537,615       291,540      13,578,600
 Third                    528,318       285,153      13,364,845
 Fourth                   491,276       263,214      12,576,178

 Totals                 2,067,969     1,117,026      52,284,191

Employees and Employee Relations
     New Penn has approximately two thousand (2,000) employees (including its officers). Most of the hourly paid employees are covered by contracts with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen, and Helpers of America (Teamsters) effective April 1, 1998, through
March 31, 2003.

     Most labor contracts in the unionized trucking industry are negotiated on an industry-wide basis for three to five year periods and contain uniform wage rates, fringe benefits and other working conditions applicable to all covered motor carriers, including competitors of New Penn, subject to local differences established in riders to the national contracts. New Penn anticipates stable labor relations with its unionized employees during the next two (2) years.

     New Penn employs a sales staff of approximately sixty-five (65) people, augmented by sales and related efforts of its four (4) regional managers and twenty-three (23) terminal managers, together with various other marketing and sales staff, to solicit new business and to handle service programs with existing customers.

Competition
     The motor carrier industry is highly competitive, particularly as a result of deregulation of Interstate Commerce Commission operating authorities. New Penn competes primarily with other motor common carriers, motor contract carriers, private transportation and railroads. A very substantial number of motor carriers operate within the same areas served by New Penn. Some of the competing carriers are larger than New Penn in terms of revenues, tonnage handled and net worth. Even more carriers are expected to begin to operate in interstate and intrastate commerce in the same geographical territory in which New Penn is currently operating, attributable primarily to the on-going impact of deregulation on the industry.

     New Penn believes the competitive position of a transportation company depends upon rates as well as consistency and dependability of service. Price cutting in the trucking industry has become intense. Profitability depends upon New Penn's ability to maximize utilization of revenue equipment and to minimize handling costs.

                     ARNOLD TRANSPORTATION SERVICES, INC.
     Arnold Transportation changed its name from Lebarnold, Inc. on May 31, 1997. Arnold Transportation has two primary operating units: (i) the TL carrier division, and (ii) the warehousing, logistics and fulfillment division. The warehousing, logistics and fulfillment division operates under the tradename Arnold Logistics.

     Arnold Transportation operates both as a regional and interregional carrier within the TL industry. The Company created Arnold Transportation at the end of 1997 by integrating the operations of three regional TL carriers previously operated as independent units. Integration has had the benefit of reducing duplicative expenses in the areas of dispatch, record-keeping, administration, etc.

     The main operating location for the truckload division is located in Jacksonville, Florida, with other facilities located in Pennsylvania, Georgia, Texas, Oklahoma and Illinois. Arnold Transportation also conducts operations from customers' locations in Ohio and New York. Most services are being performed in company-owned equipment with company drivers, although in 1992 Arnold Transportation began utilizing owner-operators to complement its fleet.

Rates and Regulation
     Arnold Transportation's trucking division is subject to limited Federal regulation of its operations, including the territories it serves and the commodities it carries. The division has 48-state authority to serve the general public, although its basic business, that of truckload carriage, is conducted east of the Mississippi and in the southwest. As with the LTL segment of the Company's operations, the TL division faces fewer requirements for obtaining interstate and intrastate operating authority after enactment of the ICC Termination Act of 1995, effective January 1, 1997.

     Truckload carriers no longer file tariff rates with the ICC. Neither interstate nor intrastate rates are regulated by any agency of the Federal government or any state government. Rates and charges may now be changed without regulatory approval.

Shipments
     Total shipments and miles logged on shipments completed by Arnold Transportation during 2000, by quarter, are as follows:

 Quarter              Total Shipments     Total Miles
 First                 83,729             34,552,000
 Second                83,589             34,010,000
 Third                 81,527             31,996,000
 Fourth                77,078             31,001,000

 Totals               325,923            131,559,000

Arnold Transportation does not maintain records for shipment tonnage because all shipments involve full trailer loads and pricing is not dependent on tonnage.

Employees and Employee Relations
     Arnold Transportation has approximately twelve hundred (1,200) employees (including its officers). None of Arnold Transportation's employees are organized into a collective bargaining unit or are otherwise unionized. The division enjoys favorable relations with its employees and owner-operators.

Competition
     Arnold Transportation faces strong competition in securing contracts for truckload carriage. Most of the division's customers place their proposed contracts out for bid, and the division generally competes for the business with at least one or two other qualified carriers. Once contracts are secured, the contracts may have a one or two year duration, at which time they may again be opened to bidding.

                               ARNOLD LOGISTICS
     Arnold Logistics serves the warehousing, logistics and fulfillment needs of its customers primarily from nineteen (19) separate warehouse buildings in nine (9) operating locations with a total capacity of approximately 3,900,000 square feet. These facilities are located in Camp
Hill, Mountville, Mechanicsburg, Middletown and Lancaster, Pennsylvania,
Irving, Grand Prairie and Arlington, Texas, and Reynoldsburg, Ohio.  Arnold
Logistics also owns approximately 300,000 square feet of warehouse in Wilmington, North Carolina, presently leased to a third party and not operated by Arnold Logistics.

Rates and Regulations
     Rates charged by Arnold Logistics for warehousing, logistics and fulfillment services are unregulated. The warehousing and fulfillment functions are regulated to the same extent and in the same manner as other similarly situate businesses by OSHA, state labor and industry departments and other agencies having jurisdiction over the health, welfare and wages of employees. The logistics function, which involves some use of motor carrier equipment, entails additional limited regulation by the Federal Highway
Administration and other agencies regulating motor carrier transportation.

Employees and Employee Relations
     Arnold Logistics has approximately nine hundred (900) full and part-time employees. Arnold Logistics enjoys favorable relations with its employees.

Competition
     The warehousing, logistics and fulfillment businesses are highly competitive. Arnold Logistics attempts to maintain a competitive advantage by providing to its customers both high-quality service and competitive pricing. Additional warehousing and distribution services are expected to come on line in the Central Pennsylvania and Texas marketplaces over the next several years, further heightening the competition already faced by the division.

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

     Facilities. New Penn maintains general commodities terminal facilities in twenty-three (23) cities situated in eight (8) states and Quebec, a province of Canada. On December 31, 2000, eighteen (18) of the terminals were owned by the Company or its subsidiaries and five (5) were leased from unrelated parties. The terminals owned are located as follows:
Southington, CT; Elkridge, MD; Billerica, MA; South Kearny, NJ; Trenton, NJ;
Albany, NY; Newburgh, NY, Cheektowaga, NY; Maspeth (Long Island), NY;
Rochester, NY; Camp Hill, PA; Lancaster, PA; Cinnaminson, NJ; Neville
Island, PA; Reading, PA; Dunmore, PA; Milton, PA; and Cranston, RI. Leases for terminal facilities in Springfield, MA; Syracuse, NY; Altoona, PA;
Portland, ME; and Stanhope, Quebec, expire from time to time over the next several years. Management believes the leases will be renewed or replaced by other leases in the normal course of business. New Penn also operates through a correspondent located in Cantano, Puerto Rico.

     In the mid-Atlantic region, Arnold Transportation owns and operates a trucking terminal in Camp Hill, Pennsylvania. The company also leases facilities in Dayton, Ohio, and East St. Louis, Illinois, which it will renew or replace in the normal course of business. In the mid-Atlantic region, Arnold Transportation also owns and, through Arnold Logistics, operates eleven (11) warehouse buildings in three (3) locations, Camp Hill, Mechanicsburg, and Lancaster, Pennsylvania, totaling approximately 2,200,000 square feet. Arnold Transportation also leases approximately 410,000 square feet of additional warehouse space for Arnold Logistics' use in Mountville, Pennsylvania, 130,000 square feet of warehouse space for Arnold Logistics' use in Camp Hill, Pennsylvania, and 130,000 square feet of warehouse space for Arnold Logistics' use in Reynoldsburg, Ohio. Management believes that the leases will be renewed or replaced in the normal course of business. In
1982, Arnold Transportation acquired, from an unrelated third party, 90 acres near Wilmington, North Carolina, on which are located approximately
300,000 square feet of warehouse space. This facility is presently leased to an unrelated third party and is not operated by Arnold Logistics.

     In the southeast, Arnold Transportation maintains six (6) terminals and/or drop lots to support its operations. These are located in

Jacksonville and Miami, Florida; Albany, Atlanta and Austelle, Georgia; and
Memphis, Tennessee. Except the drop lot facilities in Miami, Florida, and Memphis, Tennessee, the remaining facilities are owned by Arnold
Transportation. The drop lot facilities are under lease, which leases are expected to be renewed in due course over the next several years.

     In the southwest, Arnold Transportation maintains four (4) terminal and/or drop-off locations in, respectively, Grand Prairie, Houston and Paris, Texas, and Muskogee, Oklahoma. Arnold Transportation owns its facilities in Grand Prairie and Paris, Texas, and Muskogee, Oklahoma. The
Houston facility is under lease from an unrelated party, which will expire or be renewed over the next several years. Management believes the lease will be renewed or replaced in the normal course of business. Warehouse space consisting of 241,000 square feet is under lease in Arlington, Texas, which lease will be renewed or replaced in the normal course of business.
Arnold Transportation also leases 271,000 square feet of warehouse and office space in the City of Irving, Texas, where ARLO operates its National
Corporate Marketing ("NCM") Division. Management believes that the lease will be renewed or replaced in the normal course of business.

Item 3.  LEGAL PROCEEDINGS
     There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company, to which the Company or its subsidiaries are party or to which any of their property is subject.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                          NONE

                                   PART II
Item 5.  MARKET INFORMATION
     There is incorporated herein by reference the information appearing under the captions "Quarterly Performance" and "Price Range Common Stock" on page 18 of the Registrant's Annual Report to Stockholders for the year ended
December 31, 2000. It is anticipated that comparable cash dividends will continue to be paid in the future.

     The number of holders of record of the Company's common stock as of March 19, 2001, was approximately 1,325. However, the Company believes there are substantially more beneficial owners of Company stock than reflected by the number of record holders.

     The Registrant's common stock is traded in the over-the-counter market on the NASDAQ National Market System under the symbol "AIND." Prices shown are the actual high and low close for the periods given. The closing price of the Company's common stock on March 22, 2001, was $16.50.

Item 6.  SELECTED FINANCIAL DATA
     There is incorporated herein by reference the information appearing under the caption "Eleven-Year Financial Summary" on pages 22 and 23 of the Registrant's Annual Report to Stockholders for the year ended December 31,
2000.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     There is incorporated herein by reference the information appearing under the caption "Management's Discussion and Analysis of Financial
Condition and Results of Operations" on pages 19 through 21 of the Registrant's Annual Report to Stockholders for the year ended December 31,
2000.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The following consolidated financial statements of Arnold Industries, Inc. and its subsidiaries, included on pages 9 through 16 of the Registrant's Annual Report to Stockholders for the year ended December 31,
2000, are incorporated by reference herein:

     Consolidated Balance Sheets - December 31, 2000 and 1999.
     Consolidated Statements of Income - Years Ended December 31,
         2000, 1999 and 1998.
     Consolidated Statements of Stockholders' Equity - Years
         Ended December 31, 2000, 1999 and 1998.
     Consolidated Statements of Cash Flows - Years Ended
         December 31, 2000, 1999 and 1998.
     Notes to Consolidated Financial Statements.

     Also, there is incorporated herein by reference the "Report of Independent Accountants" and information appearing under the caption
"Quarterly Performance" on pages 17 and 18(unaudited), respectively, of the Registrant's Annual Report to Stockholders for the year ended December 31,
2000.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE
                          NONE

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     There is incorporated herein by reference the information appearing under the captions "Directors" and "Executive Officers" in the Registrant's definitive proxy statement for the Annual Meeting of Stockholders on May 2, 2001.

     There have been no events under the bankruptcy act, no criminal proceedings and no judgments or injunctions during the past five (5) years which would be material to an evaluation of any Director or Executive Officer.

Item 11.  EXECUTIVE COMPENSATION
     There is incorporated herein by reference the information appearing under the captions "Executive Officers", "Executive Compensation and Other
Benefits", "Performance Graph," "Report on Executive Compensation" and
"Compensation Committee Interlocks and Insider Participation" in the
Registrant's definitive proxy statement for the Annual Meeting of Stockholders on May 2, 2001.

     No other remuneration payments are proposed to be made in the future, directly or indirectly, by or on behalf of Arnold Industries and its subsidiaries, pursuant to any plan or arrangement, to any Director or Executive Officer of the Company except as disclosed above.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     There is incorporated herein by reference the information appearing under the caption "Security Ownership of Directors, Officers and Certain
Beneficial Owners" in the Registrant's definitive proxy statement for the Annual Meeting of Stockholders on May 2, 2001.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     There is incorporated herein by reference the information appearing under the caption "Certain Transactions" in the Registrant's definitive proxy statement for the Annual Meeting of Stockholders on May 2, 2001.

                                   PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)   (1)   The following consolidated financial statements of the
      registrant and its subsidiaries, included on pages 9 to 16 in the
      Registrant's Annual Report to Stockholders for the year ended December
      31, 2000 and the report of independent accountants on page 17 of such report are incorporated herein by reference in Item 8:

      Financial statements:

       Consolidated Balance Sheets - December 31, 2000 and 1999
       Consolidated Statements of Income - Years Ended December 31, 2000,
            1999 and 1998
       Consolidated Statements of Stockholders' Equity - Years Ended
            December 31, 2000, 1999 and 1998
            Consolidated Statements of Cash Flows - Years Ended December 31,
            2000, 1999 and 1998
       Notes to Consolidated Financial Statements

      Independent Accountants' Report

      Selected Quarterly Financial Data - Years Ended December 31, 2000 and
            1999:

            Quarterly performance data (unaudited), included on page 18 in the Registrant's Annual Report to Stockholders for the year ended December 31, 2000, is incorporated herein by reference.

      (2) The following financial statement schedules for the years 2000, 1999 and 1998 are submitted herewith:

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

       Exhibit 13 - 2000 Annual Report to Stockholders

       Exhibit 21 - Subsidiaries of the Registrant

       Exhibit 23.1 - Consent of PricewaterhouseCoopers LLP

(b)   Reports on Form 8-K

      No reports on Form 8-K have been filed by the Registrant during the last quarter of the period covered by this report.


                   ARNOLD INDUSTRIES, INC. AND SUBSIDIARIES
                                 Schedule II
                Valuation and Qualifying Accounts and Reserves
            for the years ended December 31, 2000, 1999, and 1998

                                                            Additions
                                    Balance at     Charged to     Charged to
                                    beginning      costs and      other                             Balance at
Description                         of period      expenses       accounts<FN1>  Deductions<FN2>    end of year

 Year ended December 31, 2000

 Allowance for doubtful accounts    $ 1,470,953     $  736,937     $220,745       $ 1,409,139        $ 1,019,496

 Estimated liability for claims     $ 6,948,316     $13,414,878       -           $13,130,168        $ 7,233,026


 Year ended December 31, 1999

 Allowance for doubtful accounts    $ 1,184,147     $   454,747    $330,685       $   498,626        $ 1,470,953

 Estimated liability for claims     $15,792,913     $15,004,450       -           $23,849,047        $ 6,948,316


 Year ended December 31, 1998

 Allowance for doubtful accounts    $  1,340,028    $   536,367    $221,223       $   913,471        $ 1,184,147

 Estimated liability for claims     $20,185,754     $13,494,337       -           $17,887,178        $15,792,913

<FN1>  Recoveries

<FN2>  Accounts deemed to be uncollectible and charged to allowance for doubtful accounts and payments made for estimated liability for claims.


            Report of Independent Accountants on
                Financial Statement Schedules


To the Board of Directors
of Arnold Industries, Inc.

Our audits of the consolidated financial statements referred to in our report dated March 2, 2001 appearing on page 17 of the 2000 Annual Report to Shareholders of Arnold Industries, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual
Report on Form 10-K) also included an audit of the financial statement schedule listed in item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


       /s/
PricewaterhouseCoopers LLP
One South Market Square
Harrisburg, Pennsylvania
March 2, 2001

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2001.

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


  Name                Date


 /s/ E. H. Arnold                     March 28, 2001
E. H. Arnold
President and Director



 /s/ Ronald E. Walborn                March 28, 2001
Ronald E. Walborn
CFO, Treasurer and Director


 /s/ Heath L. Allen                   March 28, 2001
Heath L. Allen
Secretary and Director

                      INDEX TO EXHIBITS


                                                           Sequential
                                                           Page No.

Exhibit 13      -    2000 Annual Report to Stockholders       24

Exhibit 21      -    Subsidiaries of Registrant               50

Exhibit 23.1   -     Consent of PricewaterhouseCoopers LLP    51