Form 10-Q
period 2001-03-31
ARNOLD INDUSTRIES INC
filed 2001-05-15
CIK 700612

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

(Mark One)

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001.

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

     Yes    X          No

     Common Stock, par value $1.00 per share: 24,755,366 shares outstanding (excluding treasury shares) as of May 11, 2001.

                  PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements.


Condensed Consolidated Balance Sheets - March 31, 2001
                                        (Unaudited) and
                                        December 31, 2000

Condensed Consolidated Statements of
     Income (Three Month Period -
     Unaudited)                       - March 31, 2001 and 2000

Condensed Consolidated Statements of
     Cash Flows (Three Month
     Period - Unaudited)              - March 31, 2001 and 2000


Notes to Condensed Consolidated Financial Statements

                       ARNOLD INDUSTRIES, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                                        March 31,     December 31,
                                          2001           2000
ASSETS
  Current Assets
    Cash and Cash Equivalents            37,887,322     31,213,063
    Marketable Securities                 7,112,188      6,121,077
    Accounts Receivable, Net             50,726,842     54,238,224
    Notes Receivable, Current               928,439        928,439
    Deferred Income Taxes                 2,990,368      3,315,097
    Prepaid Expenses and Supplies         7,381,243      7,467,198
        Total Current Assets            107,026,402    103,283,098

  Property and Equipment, at Cost       410,661,205    402,903,394
  Less:  Accumulated Depreciation       176,973,120    170,986,786
        Total Property and Equipment    233,688,085    231,916,608

  Other Assets
    Goodwill, Net                        11,140,410     11,271,750
    Investments in Limited Partnerships   7,969,915      8,073,315
    Notes Receivable, Long-term             614,003        868,865
    Other                                 1,438,166      1,433,761
        Total Other Assets               21,162,494     21,647,691

        TOTAL ASSETS                    361,876,981    356,847,397

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Notes Payable                         1,499,723      3,188,431
    Accounts Payable                     10,492,319     11,163,008
    Income Taxes                          5,433,637      2,183,075
    Estimated Liability for Claims        3,901,719      5,232,026
    Accrued Expenses - Other             15,857,788     14,687,836
        Total Current Liabilities        37,185,186     36,454,376

  Long-term Liabilities
    Estimated Liability for Claims        2,001,000      2,001,000
    Deferred Income Taxes                37,709,066     39,072,260
    Notes Payable                           816,221      1,175,923
    Other                                 2,015,714      1,986,214
        Total Long-term Liabilities      42,542,001     44,235,397

  Stockholders' Equity
    Common Stock                         29,942,628     29,942,628
    Paid-In Capital                       3,076,068      2,016,737
    Retained Earnings                   289,527,054    284,861,907

    Treasury Stock, at Cost             (40,395,956)   (40,663,648)
        Total Stockholders' Equity      282,149,794    276,157,624

        TOTAL LIABILITIES
          AND STOCKHOLDERS' EQUITY      361,876,981    356,847,397

The accompanying notes, herein following, are an integral part of these consolidated financial statements.

                              ARNOLD INDUSTRIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                          Three Months Ended
                                                March 31,
                                         2001            2000
Operating Revenues                    111,006,866      114,832,392

Operating Expenses                     99,663,921      100,312,876

Operating Income                       11,342,945       14,519,516

Interest Expense                          (54,876)        (450,008)

Other Income                              344,458           97,509

Income Before Income Taxes             11,632,527       14,167,017

Income Taxes                            4,245,747        5,188,560

Net Income                              7,386,780        8,978,457


Net Income per Common Share:
  Basic                                    0.30             0.36
  Diluted                                  0.29             0.36

Average Common Shares Outstanding
  Basic                                24,729,650       24,639,034
    Effect of dilutive securities -
      Stock options                     1,073,179           96,463
  Diluted                              25,802,829       24,735,497

Dividends per Common Share                 0.11             0.11


The accompanying notes, herein following, are an integral part of these consolidated financial statements.

                             ARNOLD INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                              Three Months Ended
                                                   March 31,
                                              2001          2000
Operating Activities
  Net Income                                   7,386,780   8,978,457
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
      Depreciation and Amortization            8,480,632   8,553,553
      Provision for Deferred Taxes            (1,038,465)   (393,057)
      Other                                     (149,281)   (160,490)
      Changes in Operating Assets & Liabilities:
        (Increase) Decrease in Accounts

          Receivable                           3,511,382  (1,806,550)
        (Increase) Decrease in Prepaid
          Expenses and Supplies                   85,955     (27,823)
        Decrease in Accounts Payable            (670,689)   (147,249)
        Increase (Decrease) in Estimated
          Liability for Claims                (1,330,307)  1,243,120
        Increase in Other Accrued Expenses     4,420,514   4,805,525
        Other                                     29,500      29,200
        Net Cash Provided By
          Operating Activities                20,726,021  21,074,686

Investing Activities
  Proceeds from Sale of Investment Securities     17,900       1,137
  Purchase of Investment Securities           (1,008,232)     (3,418)
  Proceeds from Disposition of
    Property and Equipment                       722,488   2,363,799
  Purchase of Property and Equipment         (10,594,955) (7,393,371)
  Capital Contributions in
    Limited Partnerships                        (191,557) (1,171,564)
  Other                                          254,057       8,731
       Net Cash Used In Investing Activities (10,800,299) (6,194,686)

Financing Activities
  Cash Dividends Paid                         (2,721,633) (2,715,452)
  Purchase of Treasury Stock                           0  (1,391,250)
  Proceeds from Employee Stock Options
    Exercised                                  1,327,023     154,425
  Principal Payments on Debt                  (1,856,853)    (66,829)
        Net Cash Provided by
          (Used In) Financing Activities      (3,251,463) (4,019,106)

Increase in Cash and Cash Equivalents          6,674,259  10,860,894

Cash and Cash Equivalents - Beginning of Year 31,213,063  16,231,274

Cash and Cash Equivalents - End of Period     37,887,322  27,092,168

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                      54,876     449,608
    Income Taxes                               2,033,650   2,013,350

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

     The results of operations for the three-month periods ending
March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on its balance sheet and measure those instruments at fair value. These requirements are effective for the Company with the fiscal quarter ended March 31, 2001. Because the Company does not currently utilize derivative instruments or hedging activities, SFAS No. 133, as amended, has no effect on the Company's consolidated financial statements as presented.


Note 2:   Segment Information

     Set forth below is a schedule of the Unaudited Operating
Revenues, Expenses and Operating Income of the LTL, TL and
Fulfillment/Logistics companies:

                                     (Dollars in Thousands)
                                 First Quarter Ended March 31,
                                   2001              2000
                            Amount    %        Amount     %
LESS-THAN-TRUCKLOAD
   Operating Revenues       54,657   100.0     57,544   100.0
   Operating Expenses       45,554    83.3     45,725    79.5
     Operating Income        9,103    16.7     11,819    20.5

TRUCKLOAD
   Operating Revenues       42,138   100.0     45,397   100.0
   Operating Expenses       41,579    98.7     44,588    98.2
     Operating Income          559     1.3        809     1.8

FULFILLMENT/LOGISTICS
   Operating Revenues       14,212   100.0     11,891   100.0
   Operating Expenses       12,528    88.2      9,997    84.1
     Operating Income        1,684    11.8      1,894    15.9

Unallocated corporate
  operating income (loss)       (3)                (2)

Consolidated operating
  income                    11,343             14,520


Note 3:   Commitments and Contingencies

     By agreement with its insurance carriers, the Company has assumed liability for certain worker's compensation, property damage and public liability claims. As reported in Note No. 11 to the Consolidated Financial Statements contained in the Company's Annual Report for the calendar year ended December 31, 2000 (incorporated by reference into the Company's 10-K filed with the SEC on March 28,
2001), the outstanding balance on letters of credit posted to secure the Company's contingent liability under such claims was $4,000,000 on December 31, 2000. During the first quarter of 2001, there was no material adverse change in the Company's contingent liability for these claims from the information reported in the Company's 2000 Annual Report.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


General:

     Operating Revenues for the first quarter of 2001 were $111,006,866, a decrease of $3,825,526 or 3% over Operating Revenues for 2000's first quarter. For the same periods, Operating Expenses decreased $648,955 or less than 1%; Income before Income Taxes decreased $2,534,490, a decrease of 18%, and Net Income decreased $1,591,677, or 18% to $7,386,780. Earnings Per Share decreased to $.30 for the first quarter of 2001 from $.36 for the first quarter of 2000, a 17% decrease.

     The Company's revenue figures for the first quarter of 2001 as compared to the first quarter of 2000 are lower due to several factors including the slowdown in economic activity nationally, severe winter weather, and one less work day in the quarter. New Penn Motor Express, Inc. ("New Penn"), the Company's less-than-truckload carrier, experienced a 5% decrease in revenue. Revenue figures for Arnold Transportation Services, Inc. ("Arnold Transportation"), the Company's truckload carrier, showed a decrease in revenues of approximately 7%. Arnold Logistics, the Company's fulfillment and logistics division, experienced a 20% increase in revenues. Detailed information on operating income earned by each of the Company's three business segments is set forth under Note 2 to the Consolidated Financial Statements above.

     In a significant development from the first quarter of 2000, the Company's interest expense declined by $395,132, or 88%, due to lower debt outstanding. Over the same period, other income increased by $246,949, or 253%, due principally to increased investment income. The lower interest expense and increased investment income reflect the Company's strengthening cash position achieved during the four quarters through the first quarter of 2001.


New Penn Motor Express, Inc.:

     New Penn's operating ratio for the first quarter of 2001 was adversely affected by a decline in operating revenues, reflecting a decline in shipper activity, in the face of fixed or increasing costs. Although the operating ratio for the first quarter was a respectable 83.3, that result compares unfavorably to the superior operating ratio of 79.5 achieved during the first quarter of 2000. Management believes that New Penn's operating ratio will improve as weather conditions have a reduced influence on operations and as the national economy regains strength.

     New Penn continually adjusts its operations to make them more efficient, adding and replacing equipment and facilities as necessary to maintain their operational efficiency. As in 2000, capital expenditures in 2001 will be approximately $20 million, with $5 million being spent for rolling stock and roughly $15 million for land and buildings. During the first quarter of 2001, New Penn reached agreement to acquire an existing terminal and surrounding real estate located in Hamilton Township, New Jersey (near Trenton).
 Over the next year, the terminal will be expanded and renovated in order to double its current size to a total of eighty (80) doors. This facility will replace the existing New Penn terminal located nearby in the Trenton area, which terminal is likely to be sold or leased once vacated. Additionally, during the first quarter, New Penn agreed to sell and temporarily lease back its existing terminal in the Albany, New York area, in anticipation of moving to a new terminal being completed in Troy, New York. Completion of the terminal expansion in Reading, Pennsylvania, is anticipated in the next several weeks. All of the new and renovated facilities are designed to accommodate additional growth, while at the same time permitting more efficient operations.

     During 2000, New Penn expanded its tractor fleet by fewer than ten (10) tractors. One hundred twenty-five (125) trailers were added to the fleet. During 2001, management anticipates adding sixty-five (65) tractors and fifty (50) trailers in order to keep the fleet modernized.

     New Penn has implemented several strategies to increase market share in its northeast regional base. For premium pricing, deliveries before noon are now guaranteed. During 2000, New Penn introduced a guaranteed day of delivery service, with only one (1) guaranteed shipment having been late. These enhanced services add to market share by drawing shippers away from other carriers that do not offer premium service or from other premium service providers, such as Federal Express or UPS, who may charge higher prices for their services.

     Improvements are also being implemented within New Penn's sales department. National account sales representatives will be domiciled more closely to their areas of responsibility, rather than at the company's general offices in Lebanon, Pennsylvania. All account representatives are receiving intensive training in new sales techniques.

     Labor relations at New Penn remain stable. Two years remain on the current National Master Freight Agreement with the Teamsters
Union. New Penn elected not to participate in the collective bargaining process during the negotiations three years ago, and will consider all of its options as the expiration of the current contract nears.

     Total shipments, tonnage and miles logged on all shipments completed by New Penn during the first quarter of 2001 in comparison to the first quarter of 2000 are as follows:

                              First Quarter Ended March 31
                                  2001                2000
Total Shipments                  472,406             510,760
Total Tonnage                    250,458             277,119
Total Miles                   12,064,645          12,764,568


Arnold Transportation Services, Inc.:

     Arnold Transportation continues to focus its efforts on improving regional and dedicated operations, which tend to be more profitable for the company, and on shrinking interregional linehaul operations, which tend to be less profitable. Regional and dedicated operations are more profitable because they involve less deadhead backhaul than interregional trips, where the company's tractors travel long distances to deliver goods but have no return freight to deliver to the base region. Arnold Transportation anticipates growing the regional and dedicated operations to roughly 60% of the company's total revenues (from the current 40%) and shrinking the linehaul operations to roughly 40% of total revenues (from the current 60%).

     Management is also focusing on cost-cutting measures to increase profitability. In the first quarter of 2001, Arnold Transportation's corporate staff was downsized by 10%, for an annual savings of approximately $1 million. The severance costs have been charged against the first quarter's operating revenues. Additionally, excess real estate in Texas and Oklahoma has been placed on the market for sale. Arnold Transportation anticipates selling all remaining excess real estate during the remainder of 2001. At the same time, no new facilities are being constructed and there are no plans to acquire real estate. For the foreseeable future, equipment purchases will be made only as necessary to replace existing equipment in the ordinary course.

     Driver relations at Arnold Transportation remain stable. As the company moves toward more regional and dedicated operations, drivers have become easier to recruit due to the shorter lengths of runs. In some instances, drivers can be home each evening rather than remaining out on the road for one and two weeks at a time. Additionally, with the slowing national economy and increased fuel prices, fewer drivers are opting for the ranks of owner/operators, thereby increasing the pool of prospective employee drivers. Arnold Transportation is strengthening its driver recruitment and training programs and anticipates having all utilized tractors seated for operation during the remainder of the year.

     Total shipments and miles logged on shipments completed by Arnold Transportation during the first quarter of 2001 in comparison to the first quarter of 2000 are as follows:

                                First Quarter Ended March 31
                                   2001                2000
Total Shipments                   76,186              83,729
Total Miles                   31,362,000          34,552,000


Arnold Logistics:

     Arnold Logistics continues to expand in revenues, profits and the ability to absorb future growth. A new Marketing/Sales Department was created during the first quarter and employs three
(3) full-time persons and the part-time services of Douglas Enck, the division president. Arnold Logistics' MIS personnel has increased from four (4) to eight (8) individuals. The Project Management Department has increased from one (1) individual to three
(3) individuals, and the System Network Staff has increased from one
(1) to three (3) individuals.

     Arnold Logistics fulfillment line of business suffered during 2000 from lower than anticipated volume from users. The company anticipates changing its service mix to more business to business
(B2B) and less business to consumer (B2C) services than in the past. With the fallout of the dot-com market over the last year, a recovery period is expected before substantial growth in business to consumer fulfillment service resumes.

     Arnold Logistics continues to implement the strategic policy of leasing and managing warehouse space rather than owning and managing such space. Although there are no present plans to sell existing warehousing owned by the company, future growth is likely to be accomplished through leased real estate rather than owned real estate.

     Arnold Logistics is also implementing new Management
Information Systems (MIS) to improve operational efficiencies.

The OPAL System (Order Processing Arnold Logistics) is a flexible MIS system that maximizes the efficiency of order fulfillment from stored inventory and provides up-to-the-minute information on inventory quantities. The OPAL System is expected to be operational at Arnold Logistics in the next several months and will provide customers with technical support equal to the finest in the warehousing industry.

     The company's acquisition of NCM located in Dallas, Texas, added several new customers to Arnold Logistics' customer base. NCM also provides services in the printing and mailing businesses, areas not previously engaged in by Arnold Logistics.

     Arnold Logistics' labor force remains steady and is growing. Although turnover is generally high in the fulfillment and packaging areas due to employee skill and pay levels, Arnold Logistics' use of a new labor control system has lowered turnover from 66% to 57% on an annualized basis.


Working Capital; Property and Equipment:

     Arnold Industries' working capital at the end of the first quarter of 2001 was $69,841,216, which is an increase of $3,012,494 or 4.5% from the end of the 2000 fiscal year. The principal factors contributing to the increase in working capital were the cash flows generated from the operating Company's divisions, all three of which produced positive operating income, and a slowdown in the capital expansion program at each division.

     The Company's investment in Property and Equipment (Less Accumulated Depreciation) as of the end of the first quarter of 2001 stood at $233,688,085. This figure represents an increase from December 31, 2000, of $1,771,477. Funding for the Company's ongoing capital expansion program is being accomplished through the use of cash generated from operating and investment activities. The Company's cash position, together with funds invested in marketable securities and cash flow generated from future operations, are expected to be sufficient to finance anticipated capital expenditures. These funds may be supplemented when necessary or desirable by short or long-term borrowing.


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


Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk.

     Neither the Company nor any of its subsidiaries, including Maris, Inc., own derivative financial instruments. Accordingly, the Company has no exposure to sudden changes in the financial and commodities markets and the impact that those changes may have on the value of market risk sensitive derivative securities. Maris, Inc., however, does own certain market risk sensitive instruments, including money market funds, time deposits, tax-free bonds and other like instruments. The Company believes that the risk inherent in owning these types of investments is no greater than the market risk of owning similar securities traded on various exchanges in the United States and elsewhere.

Item 4.   Matters Brought to a Vote of Shareholders.

     At the Annual Meeting, held May 2, 2001, stockholders re-elected Kenneth F. Leedy, Heath L. Allen and John B. Warden III to serve as members of the Board of Directors, each for a two-year term. The Company also announced that the Board of Directors declared the regular quarterly dividend of eleven cents per share, payable June 5, 2001, to stockholders of record on May 22, 2001.

                  PART II.  OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

           (a)     NONE APPLICABLE

                       SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ARNOLD INDUSTRIES, INC.
                                   (Registrant)


Date:  May 15, 2001           By  /s/ Heath L. Allen
                                 Heath L. Allen, Secretary



Date:  May 15, 2001           By  /s/ Ronald E. Walborn
                                 Ronald E. Walborn, Treasurer