Form 10-Q
period 2001-06-30
ARNOLD INDUSTRIES INC
filed 2001-08-14
CIK 700612

FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001.

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

     Yes    X        No

     Common Stock, par value $1.00 per share: 24,800,816 shares outstanding (which excludes 5,141,812 treasury shares) as of August 10, 2001.

               PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements.

Condensed Consolidated Balance Sheets   -   June 30, 2001 and
     (Unaudited)                            December 31, 2000

Condensed Consolidated Statements of    -   June 30, 2001
     Income (Three and Six Month            and 2000
     Periods - Unaudited)

Condensed Consolidated Statements of    -   June 30, 2001
     Cash Flows (Six Month                  and 2000
     Periods - Unaudited)

Notes to Condensed Consolidated Financial Statements

                            ARNOLD INDUSTRIES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                                  June 30,       December 31,
                                                    2001             2000
 ASSETS
   Current Assets
     Cash and Cash Equivalents                    37,643,115       31,213,063
     Marketable Securities                         7,110,166        6,121,077
     Accounts Receivable, Net                     50,757,789       54,238,224
     Notes Receivable, Current                       928,439          928,439
     Deferred Income Taxes                         2,925,615        3,315,097
     Prepaid Expenses and Supplies                 5,981,560        7,467,198

         Total Current Assets                    105,346,684      103,283,098

   Property and Equipment, at Cost               417,602,970      402,903,394
   Less:  Accumulated Depreciation               180,322,625      170,986,786
         Total Property and Equipment            237,280,345      231,916,608

   Other Assets
     Goodwill, Net                                11,009,069       11,271,750
     Investments in Limited Partnerships           7,817,839        8,073,315
     Notes Receivable, Long-term                     407,613          868,865
     Other                                         1,282,467        1,433,761
         Total Other Assets                       20,516,988       21,647,691

         TOTAL ASSETS                            363,144,017      356,847,397

 LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities
     Notes Payable                                   236,620        3,188,431
     Accounts Payable                             11,980,082       11,163,008
     Income Taxes                                    483,383        2,183,075
     Estimated Liability for Claims                3,898,887        5,232,026
     Accrued Expenses - Other                     16,723,884       14,687,836
         Total Current Liabilities                33,322,856       36,454,376

   Long-term Liabilities
     Estimated Liability for Claims                2,001,000        2,001,000
     Deferred Income Taxes                        36,498,837       39,072,260
     Notes Payable                                   939,304        1,175,923
     Other                                         2,016,464        1,986,214
         Total Long-term Liabilities              41,455,605       44,235,397

   Stockholders' Equity
     Common Stock                                 29,942,628       29,942,628
     Paid-In Capital                               3,553,100        2,016,737
     Retained Earnings                           295,142,457      284,861,907
     Treasury Stock, at Cost                     (40,272,629)     (40,663,648)
         Total Stockholders' Equity              288,365,556      276,157,624

         TOTAL LIABILITIES
           AND STOCKHOLDERS' EQUITY              363,144,017      356,847,397

THE ACCOMPANYING NOTES, HERE AND FOLLOWING, ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS.

                        ARNOLD INDUSTRIES, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            (Unaudited)



                         Six Months Ended         Three Months Ended
                              June 30,                   June 30,
                          2001         2000         2001         2000
 Operating Revenues    225,107,987  232,172,606  114,101,121  117,340,214

 Operating Expenses    200,562,031  199,906,621  100,898,110   99,593,745

 Operating Income       24,545,956   32,265,985   13,203,011   17,746,469

 Interest Expense         (113,275)    (892,364)     (58,399)    (442,356)

 Other Income              431,332      349,909       86,874      252,400

 Income Before
     Income Taxes       24,864,013   31,723,530   13,231,486   17,556,513

 Income Taxes            9,138,737   11,851,861    4,892,990    6,663,301

 Net Income             15,725,276   19,871,669    8,338,496   10,893,212


 Net Income
  per Common Share:
    Basic                   0.64         0.81         0.34         0.45
    Diluted                 0.62         0.81         0.33         0.45

 Average Common
  Shares Outstanding
    Basic               24,745,648   24,610,330   24,761,470   24,581,626
     Effect of dilutive
       securities -
        Stock options      451,717       74,442      433,468       52,420

    Diluted             25,197,365   24,684,772   25,194,938   24,634,046

 Dividends per
   Common Share             0.22         0.22         0.11         0.11




THE ACCOMPANYING NOTES, HERE AND FOLLOWING, ARE AN INTEGRAL PART OF THESE CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

                            ARNOLD INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                         Six Months Ended
                                                             June 30,
                                                          2001         2000
 Operating Activities
  Net Income                                           15,725,276    19,871,669
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
      Depreciation and Amortization                    16,524,921    16,993,191
      Provision for Deferred Taxes                     (2,183,941)     (391,711)
      Other                                              (335,634)     (828,705)
      Changes in Operating Assets & Liabilities:
        (Increase) in Accounts Receivable               3,480,435    (2,147,385)
        (Increase)Decrease in Prepaid Expenses
          and Supplies                                  1,485,638     2,215,046
        Increase (Decrease) in Accounts Payable           817,074       (29,859)
        Increase (Decrease) in Estimated
          Liability for Claims                         (1,333,139)      807,550
        Increase in Other Accrued Expenses                336,356     1,964,820
        Other                                              30,250        29,650
        Net Cash Provided By
          Operating Activities                         34,547,236    38,484,266


   Proceeds from Sale of Investment Securities            179,995         4,555
   Purchase of Investment Securities                   (1,018,859)       (5,473)
   Proceeds from Disposition of
     Property and Equipment                             2,894,072     4,185,448
   Purchase of Property and Equipment                 (24,088,767)  (13,613,100)
   Capital Contributions to
     Limited Partnerships                                (191,557)   (1,153,833)
   Other                                                  622,146       465,137
          Net Cash Used In Investing Activities       (21,602,970)  (10,117,266)


   Cash Dividends Paid                                 (5,444,723)   (5,419,431)
   Purchase of Treasury Stock                               -        (1,391,250)
   Proceeds from Employee Stock
     Options Exercised                                  1,927,382       154,425
   Proceeds from Short-term Debt
   Principal Payments on Debt                          (2,996,873)      (66,829)
         Net Cash Provided by
           (Used In) Financing Activities              (6,514,214)   (6,723,085)

 Increase (Decrease) in Cash and Cash Equivalents     6,430,052    21,643,915

 Cash and Cash Equivalents - Beginning of Year       31,213,063    16,231,274

 Cash and Cash Equivalents - End of Period           37,643,115    37,875,189

 Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:
    Interest                                            107,807       892,364
    Income Taxes                                     13,022,370    12,125,625

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

    The results of operations for the three and six-month periods ending June 30, 2001, and June 30, 2000, are not necessarily indicative of the results to be expected for the full year.

    In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on its balance sheet and measure those instruments at fair value. These requirements were effective for the Company with the fiscal quarter ended March 31, 2001. Because the Company does not currently utilize derivative instruments or hedging activities, SFAS No. 133, as amended, has no effect on the Company's consolidated financial statements as presented.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" (SFAS 141) and SFAS No.142 "Goodwill and Other Intangible Assets" (SFAS 142), which are effective July 1, 2001 and January 1, 2002, respectively. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. In addition, goodwill recorded as a result of business combinations completed during the six-month period ending December 31, 2001 will not be amortized. All goodwill and intangible assets will be tested for impairment in accordance with the provisions of the Statement. The Company is currently reviewing the provisions of SFAS 141 and SFAS 142 and assessing the impact of adoption.

Note 2:   Segment Information

     Set forth below is a schedule of the Unaudited Operating
Revenues, Expenses and Operating Income of the LTL, TL and
Fulfillment/Logistics segments:

                                          (Dollars in Thousands)
                                      Second Quarter Ended June 30,
                                         2001                2000
                                  Amount       %       Amount     %
 LESS-THAN-TRUCKLOAD
      Operating Revenues            55,705     100.0     60,601  100.0
      Operating Expenses            46,876      84.2     47,345   78.1
        Operating Income             8,829      15.8     13,256   21.9

 TRUCKLOAD
      Operating Revenues            43,894     100.0     45,675  100.0
      Operating Expenses            41,729      95.1     42,726   93.5
        Operating Income             2,165       4.9      2,949    6.5

 FULFILLMENT/LOGISTICS
      Operating Revenues            14,502     100.0     11,064  100.0
      Operating Expenses            12,289      84.7      9,502   85.9
        Operating Income             2,213      15.3      1,562   14.1

 Unallocated corporate
   operating income (loss)              (4)                 (21)

 Consolidated operating income      13,203               17,746


                                      (Dollars in Thousands)
                                  Six-Month Period Ended June 30,
                                     2001               2000
                                Amount      %     Amount     %
 LESS-THAN-TRUCKLOAD
      Operating Revenues            110,362    100.0    118,145  100.0
      Operating Expenses             92,430     83.8     93,070   78.8
        Operating Income             17,932     16.2     25,075   21.2

 TRUCKLOAD
      Operating Revenues             86,032    100.0     91,073  100.0
      Operating Expenses             83,308     96.8     87,314   95.9
        Operating Income              2,724      3.2      3,759    4.1

 FULFILLMENT/LOGISTICS
      Operating Revenues             28,714    100.0     22,955  100.0
      Operating Expenses             24,817     86.4     19,499   84.9
        Operating Income              3,897     13.6      3,456   15.1

 Unallocated corporate
   operating income (loss)               (7)                (24)

 Consolidated operating income       24,546              32,266


Note 3:   Commitments and Contingencies

     By agreement with its insurance carriers, the Company has assumed liability for certain worker's compensation, property damage and public liability claims. As reported in Note No. 11 to the Consolidated Financial Statements contained in the Company's Annual Report for the calendar year ended December 31, 2000 (incorporated by reference into the Company's 10-K filed with the SEC on March 28, 2001), the outstanding balance on letters of credit posted to secure the Company's contingent liability under such claims was $4,000,000 on December 31, 2000. During the second quarter of 2001, there was no material adverse change in the Company's contingent liability for these claims from the information reported in the Company's 2000 Annual Report.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

General:

     Consolidated Operating Revenues for the second quarter of 2001 were $114,101,121, a decrease of $3,239,093 or 3% from
Operating Revenues for 2000's second quarter. For the same period, Operating Expenses increased $1,304,365 or 1%; Income Before Income Taxes decreased $4,325,027, a decrease of 25%; and Net Income decreased $2,554,716 or 23%. Earnings Per Share-Basic decreased from $.45 to $.34, or a 24% decrease, for the respective quarters.

     Consolidated Operating Revenues for the six months ended June 30, 2001, were $225,107,987, a decrease of $7,064,619 or 3%
over the comparable period in 2000. For the same period, Operating Expenses increased $655,410, or less than 1%; Income Before Taxes decreased $6,859,517, a decrease of 22%; and Net Income decreased $4,146,393 or 21%. Earnings Per Share-Basic decreased from $.81 to $.64, a net decrease of 21%, for the respective six-month periods.


New Penn Motor Express, Inc.:

     New Penn Motor Express, Inc. ("New Penn"), the Company's less-than-truckload carrier, experienced an 8% decline in revenues over the revenues generated during the second quarter of 2000. Operating Income decreased 33% over the comparable period of 2000, as the operating ratio deteriorated from 78.1 to 84.2.

     A comparison of results for the first six months of 2001 against the first six months of 2000 reflects that New Penn experienced a 7% decline in Operating Revenues; Expenses declined by less than 1% over the comparable period of 2000; and Operating Income declined by 28% over the prior period.

     New Penn performed in accordance with management's expectations during the second quarter of 2001. The company's decline in revenue was anticipated by management and reflects slowed U.S. economic activity in general. Manufacturers are producing fewer goods for shipment and, therefore, tonnage shipped by New Penn is down 12%. At the same time, costs remain fixed at levels geared to generate higher revenues and growth. Although management is making every effort to control costs, it nevertheless intends to maintain sufficient capacity in people, equipment, facilities and technology to meet customer needs as the U.S. economy recovers. A new terminal in Albany, New York, was opened during the second quarter and several other new or expanded terminals are in the planning or pre-construction phase.

Management anticipates that revenues and margins will return to more traditional levels once the U.S. economy resumes a normal growth pattern.

     Total shipments, tonnage and miles logged on all shipments completed by New Penn during the second quarter of 2001 in comparison to the second quarter of 2000 are as follows:

                                 Second Quarter Ended June 30,
                                     2001              2000
 Total Shipments                     487,546            537,615
 Total Tonnage                       255,324            291,540
 Total Miles                      12,640,857         13,578,600

Arnold Transportation Services, Inc.:

     Arnold Transportation Services, Inc. ("ATS"), the Company's truckload carrier, experienced a 4% decline in revenues and Operating Income decreased 27% during the second quarter of 2001 over the second quarter of 2000.

     ATS experienced a 6% decline in Operating Revenues during the first six months of 2001 over the revenues generated during the first six months of 2000; Expenses declined by 5% over the comparable period of 2000; and Operating Income declined 28% over the prior period.

     Excluding approximately $500,000 of net gains on sale of property from the second quarter of 2000, operating income (net losses on sale of property) at ATS was down by 10% during the second quarter of 2001. A more stable shipping volume and price structure tend to be hallmarks of the truckload industry, which is more likely to be governed by fixed contracts between shippers and carriers than the LTL industry.

     The company continues to manage growth in the direction of dedicated and regional markets as opposed to less profitable interregional markets. Current economic conditions have helped to reduce driver turnover and have made high-quality owner-operators more readily available. This has helped the company balance capacity with demand more readily. As a result of these factors, the company is positioned to take advantage of any upturn in the U.S. economy that may be experienced in the third and fourth quarters of 2001.

     Total shipments and miles logged on shipments completed by Arnold Transportation during the second quarter of 2001 in comparison to the second quarter of 2000 are as follows:

                                  Second Quarter Ended June 30,
                                      2001           2000
 Total Shipments                      83,803           83,589
 Total Miles                      38,288,416       34,010,000

Arnold Logistics:

     Arnold Logistics ("ARLO"), a division of ATS which conducts a fulfillment and logistics business, experienced a 31% increase in revenues during the second quarter of 2001 over the second quarter of 2000 while Operating Income increased 42%, reflecting an improvement in the operating ratio to 84.7.

    ARLO experienced a 25% increase in Operating Revenues during the first six months of 2001 over the revenues generated during the first six months of 2000; Expenses increased by 27% over the comparable period of 2000; and Operating Income increased 13% over the prior period.

     Revenues and margins improved at Arnold Logistics despite lower sales volume from several large fulfillment customers, primarily at the division's Lancaster, Pennsylvania, facility. The acquisition of new customers offset revenue declines from such existing customers. Additionally, on the cost side of the equation, the division demonstrated an improved ability to match labor supply to production volumes through use of temporary and part-time workers, thereby minimizing non-productive labor costs. Management anticipates a continuation of strong sales for the remainder of this year.


Working Capital; Property and Equipment:

     The Company's working capital at the end of the second quarter of 2001 was $72,023,828, which is an increase of $2,182,612 or 3% from the end of the first quarter of 2001. For the first six months of 2001, working capital increased by a total of $5,195,106, or 8%, from working capital at the end of 2000.

     Also during the six months of 2001, net cash used in investing activities was $21,602,970, which primarily involved purchase of property and equipment. The Company's investment in Property and Equipment (Less Accumulated Depreciation) as of the end of the second quarter of 2001 stood at $237,280,345. This figure represents an increase from March 31, 2001, of $3,592,260.

Funding for the Company's ongoing capital expansion program is being accomplished through the use of cash generated from current operating and investment activities.

     Net cash used in financing activities during the first six months of 2001 was $6,514,214, primarily related to the payment of $5,444,723 in dividends during the period.

     On July 25, 2001, the Company announced its quarterly cash dividend of $.11 per share, payable September 5, 2001, to stockholders of record on August 20, 2001.


Cautionary Remarks as to Forward-Looking Statements:

     The nature of the Company's operations subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. In accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that there are important factors which, among others, could cause future results to differ materially from the forward-looking statements about our management confidence and strategies for performance; expecta-

tions for new and existing technologies and opportunities; and expectations for market segment and industry growth. These factors include, but are not limited to: (1) changes in the business environment in which the Company operates, including licensing restrictions, interest rates, inflation and capital costs; (2) changes in governmental law and regulations, including taxes; (3) market and competitive changes, including market demand and acceptance for new services and technologies; and
(4) other risk factors specifically identified from time to time in Company releases and disclosure documents, including SEC reports and the annual proxy solicitation and report to stockholders. The Company will update forward-looking statements as may be required by law.


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


Item 4.   Matters Brought to a Vote of Shareholders.

     At the Annual Meeting, held May 2, 2001, stockholders re-elected Kenneth F. Leedy, Heath L. Allen and John B.
Warden III, to serve as members of the Board of Directors, each for a two-year term.

                       PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  NONE APPLICABLE

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ARNOLD INDUSTRIES, INC.
                                   (Registrant)


Date:  August 14, 2001        By /s/ Heath L. Allen
                                Heath L. Allen, Secretary



Date:  August 14, 2001        By /s/ Ronald E. Walborn
                                Ronald E. Walborn, Treasurer