Form 10-K/A
period 2000-12-31
ARNOLD INDUSTRIES INC
filed 2001-10-18
CIK 700612

This filing is made solely to amend footnote 4 to the consolidated financial statements to include additional operating lease disclosures, which were inadvertently omitted. This matter has no effect on the Company's balance sheets, income statements, statements of cash flows or any other disclosures.


FINANCIAL STATEMENTS

Contents
  9  Consolidated Balance
     Sheets

10   Consolidated Statements
     of Income

10   Consolidated Statements
     of Shareholders' Equity

11   Consolidated Statements
     of Cash Flows

12   Notes to Consolidated
     Financial Statements

17   Report of Independent
     Accountants

18   Quarterly Performance

18   Price Range Common
     Stock

19   Management's Discussion
     and Analysis of Financial
     Condition and Results of
     Operations

22   Eleven-year Financial
     Summary

24   Board of Directors and
     Shareholder Information

Inside Back Cover
     Company Executives

Consolidated Balance Sheets
As of December 31, 2000 and 1999 (dollars in thousands)

 Assets                                           2000          1999

 Current assets:
  Cash and cash equivalents                  $   31,213    $   16,231
  Marketable securities                           6,121         2,105
  Accounts receivable:
     Trade (less allowance for doubtful
           accounts of $1,019 and $1,471)        53,978        49,607
           Officers and employees                   260           204
    Notes receivable, current                       928         1,358
    Deferred income taxes                         3,315         4,258
    Prepaid expenses and supplies                 7,468         7,464
          Total current assets                  103,283        81,227

 Property and equipment, at cost:
    Land                                         19,347        20,443
    Buildings                                   109,666       108,465
    Revenue and service equipment               226,219       224,500
    Other equipment and fixtures                 41,482        45,287
    Construction in progress                      6,189         3,106
                                                402,903       401,801
    Accumulated depreciation                    170,987       157,028
          Total property and equipment          231,916       244,773

 Other assets:
    Goodwill, net of accumulated amortization
        of $3,222 and $2,876                     11,272         8,018
    Investments in limited partnerships           8,073         8,595
    Notes receivable, long-term                     869         1,755
    Cash value of life insurance, net               839           928
    Other                                           595           447
          Total other assets                     21,648        19,743
                                               $356,847      $345,743
 Liabilities and Shareholders' Equity

 Current liabilities:
    Notes payable                              $  3,188      $ 24,830
    Accounts payable, trade                      11,163        10,789
    Estimated liability for claims                5,232         4,302
    Salaries and wages                            4,153         3,809
    Accrued vacation                              6,830         6,039
    Accrued expenses   other                      3,705         4,059
    Income taxes payable                          2,183         1,297
          Total current liabilities              36,454        55,125
 Other long-term liabilities:
    Estimated liability for claims                2,001         2,646
    Deferred income taxes                        39,072        37,710
    Notes payable                                 1,176           192
    Other                                         1,986         1,888

          Total other long-term liabilities      44,235        42,436
 Commitments and contingencies (Note 11)
 Shareholders' equity:
    Common stock, par value $1.00; authorized
    100,000,000 shares; 29,942,628 issued in
    2000 and 1999                                29,942        29,942
    Paid-in capital                               2,017         1,585
    Retained earnings                           284,862       256,161
                                                316,821       287,688
    Less treasury stock, at cost - 5,294,652
    and 5,277,302 shares in 2000 and 1999,
    respectively                                (40,663)      (39,506)
          Total shareholders' equity            276,158       248,182
                                               $356,847      $345,743

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Income
for the years ended December 31, 2000, 1999 and 1998
(dollars in thousands, except per share data)

                                          2000        1999         1998
 Operating revenues                      $462,365    $428,231   $403,721
 Operating expenses:
    Salaries, wages and
    related expenses                      212,403     198,079    190,629
    Supplies and expenses                  63,237      53,428     52,229
    Operating taxes and licenses           11,173      10,683      9,793
    Insurance                              10,081      11,328      9,101
    Communication and utilities             6,453       6,263      5,615
    Purchased transportation               58,633      57,856     46,406
    Rental of buildings, revenue
     equipment, etc., net                   2,378       2,032      1,145
    Depreciation and amortization          33,705      31,892     30,585
    Miscellaneous                             882         827      2,021
          Total operating expenses        398,945     372,388    347,524
             Operating income              63,420      55,843     56,197
 Other expense - net, including interest
    income of $2,134, $1,250 and $1,674      (342)     (1,000)      (355)
          Income before income taxes       63,078      54,843     55,842
 Income taxes                              23,541      20,189     20,726
          Net income                    $  39,537   $  34,654  $  35,116
 Per share amounts
    Basic                               $    1.61   $    1.40  $    1.37
    Diluted                             $    1.59   $    1.39  $    1.36


Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998
(dollars in thousands, except per share data)

                               Common     Paid-in  Retained      Treasury
                               Stock      Capital      Earnings      Stock
 Balance - December 31, 1997  $   29,942  $     483    $ 208,617     $ (21,789)
    Net income                                            35,116
    Distribution of treasury
    stock due to exercise of
    stock options                               175                       213
    Purchase of treasury stock                                         15,042)
    Cash dividends paid ($.44
      per share)                                         (11,315)

 Balance - December 31, 1998      29,942        658     232,418       (36,618)
    Net income                                            34,654
    Distribution of treasury stock due
        to exercise of stock options            927                       292
    Purchase of treasury stock                                         (3,180)
    Cash dividends paid ($.44
      per share)                                         (10,911)

 Balance - December 31, 1999      29,942      1,585     256,161       (39,506)
    Net income                                            39,537
    Distribution of treasury stock due
        to exercise of stock options            432                       234
    Purchase of treasury stock                                         (1,391)
    Cash dividends paid ($.44
      per share)                                    (10,836)

 Balance - December 31, 2000      29,942      2,017     284,862       (40,663)

The accompanying notes are an integral part of the consolidated financial statements.


Consolidated Statements of Cash Flows
for the years ended December 31, 2000, 1999 and 1998 (dollars in thousands

                                              2000         1999        1998
 Cash flows from operating activities:
   Net income                               $ 39,537    $ 34,654   $ 35,116
   Adjustments to reconcile net income to net
     cash provided by operating activities:
   Depreciation and amortization                34,218      32,406     31,099
   Gain on disposal of property and equipment   (1,977)     (1,723)    (2,096)
   Equity in earnings of limited partnerships       (7)         (7)       (33)

   Provision for deferred taxes                 2,305       4,408      3,858
   Net loss on investments                           -           1          5
   Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable(3,223)      (9,652)      267
         (Increase) decrease in prepaid expenses
              and supplies                       1,476      (6)   (2,996)
         Increase in accounts payable, trade       373      43       197
         Increase (decrease) in income taxes
             payable/refundable                   886        2,004      (130)
         Increase (decrease) in estimated liability
            for claims                           1,740       (8,845)   (4,393)

         Increase (decrease) in accrued expenses   663          590      (128)
         Other, net                                157          120       114

        Net cash provided by operating
          activities                            76,148  54,387    60,880

 Cash flows from investing activities:
    Proceeds from sale of investment securities    609        4,376     5,604
    Purchase of investment securities           (4,625)      (1,633)     (672)
    Proceeds from disposition of property and
        equipment                               10,197       12,148     8,655
    Purchase of property and equipment         (28,739)     (68,412)  (54,240)
    Capital contributions in limited
      partnerships                              (1,118)      (1,073)   (1,489)
    Distributions from limited partnerships         14      18        16
    Decrease (increase) in cash value of life
      insurance                                     89          (53)      (71)
    Repayment on notes receivable from owner-
         operators and others                    1,508        1,158       185

    Acquisition of business, net of
     cash acquired                              (3,683)           -         -
    Other, net                                    (147)        (167)       29

       Net cash used in investing activities   (25,895)     (53,638)  (41,983)

 Cash flows from financing activities:
    Proceeds from employee stock options
    exercised                                      666        1,219       388
    Cash dividends paid                        (10,836)     (10,911)  (11,315)
    Proceeds from short-term debt                    -        8,934       -
    Principal payments on short-term debt      (23,710)         (13)        -
    Purchase of treasury stock                  (1,391)      (3,180)  (15,042)
       Net cash used in financing activities   (35,271)      (3,951)  (25,969)

       Increase (decrease) in cash and
        cash equivalents                        14,982       (3,202)   (7,072)

 Cash and cash equivalents at beginning of year 16,231       19,433    26,505
 Cash and cash equivalents at end of year     $ 31,213     $ 16,231  $ 19,433

 Supplemental disclosures of cash flow information:
    Cash paid during the year for:
            Interest                           $  1,661     $  1,315  $  1,173
            Income taxes                      $ 20,424     $ 14,162  $ 17,029


The accompanying notes are an integral part of the consolidated financial statements.


Notes to Consolidated Financial Statements
Dollars in thousands, except per share data

1. Summary of Significant Accounting Policies
Nature of Business
The Company operates in the motor carrier industry, principally in the Eastern United States. Revenues are mainly generated from less-than-truckload hauling, truckload hauling, and warehouse/logistics services.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Arnold Industries, Inc. and all of its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated.

Revenue Recognition
Revenues from less-than-truckload hauling are allocated between reporting periods based on relative transit time in each reporting period with expenses recognized as incurred, and revenues from truckload hauling are recognized when the shipment is completed with expenses recognized as incurred. Revenues for warehouse/distribution services are recognized as the related services are rendered and associated costs incurred.

Consolidated Statement of Cash Flows
For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. During 2000, the Company entered into a financing arrangement with a third party for payment of various insurance premiums. At December 31, 2000, the amount outstanding under this arrangement was $2,910. This amount has been recorded in prepaid expenses and supplies and notes payable in the accompanying 2000 consolidated balance sheet and as a noncash transaction in the 2000 consolidated statement of cash flows.

Marketable Securities
At December 31, 2000 and 1999, marketable equity and debt securities have been categorized as available for sale and as a result are recorded at fair value. Realized gains and losses on the sale of securities are recognized using the specific identification method and are included in other income in the consolidated statements of income. Quoted market prices are used to determine market value.

Concentrations of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, marketable securities, and trade accounts receivable. The Company places its cash and cash equivalents with high credit financial institutions, and limits the amount of credit exposure to any one financial institution. The Company's marketable securities consist principally of U.S. Government securities, municipal bonds, and equity securities. Concentrations with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across many different industries and geographies.

Property and Equipment
The Company depreciates the cost, less estimated residual value, of revenue equipment and other depreciable assets principally on the straight-line basis over their estimated useful lives.

The estimated useful lives used in computing depreciation on the principal classifications of property and equipment are as follows:
            Buildings                     15 31 years
            Revenue equipment              3 10 years
            Service equipment              3 6 years
            Other equipment and fixtures   3 7 years

When buildings and equipment are retired or otherwise disposed of, the property and accumulated depreciation accounts are relieved of the applicable amounts and any resulting profit or loss is reflected in miscellaneous operating expenses.

In 2000 and 1999, certain revenue equipment was sold to owner-operators for $936 and $2,164 in interest bearing notes with established repayment terms. Land was also sold in 1999 in return for a $142 mortgage loan. These amounts have been treated as a noncash transactions on the 2000 and 1999 consolidated statements of cash flows.

Goodwill
The excess of the cost of investments in subsidiaries over the fair market value of net assets acquired is shown as goodwill, which is being amortized on a straight-line basis over a maximum period of 40 years.

Impairments
The Company's policy is to record an impairment loss against the net unamortized cost of long lived assets in the period when it is determined that the carrying amount of the asset may not be recoverable. At the end of each quarter, management assesses whether there have been any significant events or significant changes in the environment in which the business operates that would indicate expected future net cash flows (undiscounted and without interest) would become less than the carrying amount of the asset.

Investments in Limited Partnerships
The Company's investments in low-income housing limited partnerships reflect their cash investment plus the present value of required future contributions net of amortization of any excess of cost over the estimated residual value.

Use of Estimates
The preparation of the Company's financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes
In accordance with Financial Accounting Standards Board (FASB) Statement No. 109, "Accounting for Income Taxes" (SFAS 109), deferred income taxes are accounted for by the liability method, wherein deferred tax assets or liabilities are calculated on the differences between the bases of assets and liabilities for financial statement purposes versus tax purposes (temporary differences) using enacted tax rates in effect for the year in which the differences are expected to reverse. Tax expense in the consolidated statements of income is equal to the sum of taxes currently payable plus an amount necessary to adjust deferred tax assets and liabilities to an amount equal to period-end temporary differences at prevailing tax rates.

Treasury Stock
Treasury stock is carried at cost, determined by the first-in, first-out method.

On March 22, 1997, the Board of Directors authorized management to repurchase up to 1,000,000 shares of common stock through open market purchases. The Board of Directors subsequently increased the authorization by 1,000,000 shares on February 27, 1998 and December 28, 1998, respectively. As of December 31, 2000, the Company has purchased a total of 2,368,300 shares of its stock under the Board of Directors authorization with 105,000, 263,300 and 1,182,400 shares purchased during 2000, 1999 and 1998, at an aggregate cost of $1,391, $3,180 and $15,042, respectively.

Options for Common Stock
The Company uses the intrinsic value based method to account for options granted for the purchase of common stock. No compensation expense is recognized on the grant date since, at that date, the option price equals the market price of the underlying common stock. The Company discloses the pro-forma effect of accounting for stock options under the fair value method.

Earnings Per Share
Basic earnings per share is calculated using the average shares of common stock outstanding while diluted earnings per share reflects the potential dilution that could occur if stock options were exercised. The following is a reconciliation of the average shares of common stock used to compute basic earnings per share to the shares used to compute diluted earnings per share as shown on the consolidated statements of income:


                                   2000               1999              1998
 Net Income                       $    39,537    $    34,654     $    35,116
 Basic weighted average
   shares outstanding              24,614,159     24,801,592      25,668,457
 Dilutive effect of stock
   options                            202,368        200,694         133,352
 Diluted weighted
   average shares
   outstanding                     24,816,527     25,002,286      25,801,809
 Basic earnings per
   Share                          $      1.61    $      1.40     $      1.37
 Diluted earnings per
   Share                          $      1.59    $      1.39     $      1.36


During 2000, 1999 and 1998, stock options to purchase 175,000 shares, 175,000 shares and 200,000 shares respectively of common stock at $18.56 per share were outstanding, but were not included in the computation of diluted earnings per share because the stock options' exercise price was greater than the average market price of the common stock.

Comprehensive Income
Comprehensive income is defined to include all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company has determined that net income is its only component of comprehensive income.

Recent Accounting Pronouncements
In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on its balance sheet and measure those instruments at fair value. SFAS No. 137, issued by the FASB in July 1999, establishes a new effective date for SFAS No. 133. This statement, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and is therefore effective for the Company beginning with its fiscal quarter ending March 31, 2001. In June 2000, FASB issued SFAS No. 138,
"Accounting for Certain Derivative Instruments and Hedging Activities   an
amendment of FASB Statement No. 133." SFAS No. 138 addresses a limited number of issues causing implementation difficulties for SFAS No. 133. SFAS No. 138 is required to be adopted concurrently with SFAS No. 133 and is therefore effective for the Company beginning with its fiscal quarter ending March 31, 2001. As the Company does not utilize derivative instruments, these pronouncements will have no effect on the Company's consolidated financial statements.

In March 2000, the FASB issued interpretation No. 44 or FIN 44 "Accounting for Certain Transactions Involving Stock Compensation," which is an interpretation of Accounting Principles Board Opinion No. 25, or APB Opinion 25. This interpretation clarifies the definition of an employee noncompensatory plan, accounting consequences of various modifications to previously fixed stock options or awards and the exchange of stock compensation awards in a business combination. The adoption of FIN 44 did not have an impact on the Company's consolidated financial statements.

2. Marketable Securities
The cost and market value of investment securities at December 31, 2000 and 1999 follows:


                                          2000                     1999

                                             Market                  Market
                                  Cost       Value        Cost       Value
 U.S. treasury securities         $   103   $   103       $    103   $   103
 Municipal bonds                    5,000     5,000          1,000     1,000
 Equity securities                  1,000     1,000          1,000     1,000
 Accrued interest receivable           18           18              2         2
            Total                  $6,121       $6,121         $2,105    $2,105

The net gain (loss) on marketable securities recorded during the years ended 2000, 1999 and 1998 amounted to $0, $(1) and $(5), respectively.

The debt securities available for sale at December 31, 2000 all mature within one year of the consolidated balance sheet date.

3. Notes Payable
In October 2000, the Company acquired virtually all assets of National Corporate Marketing, Inc. (NCM) (Note 12). Under the purchase agreement, the Company is required to make additional payments to the former owners of NCM if specific targets are met with a minimum of $1,262, due in annual installments plus interest at 7.5%, beginning in 2001 through 2005. The maximum amount of contingent additional payments over the minimum accrued at December 31, 2000 should not exceed $1,500.

At December 31, 2000, the Company owed $2,910 for amounts outstanding under its insurance premium financing arrangement with a third party (Note 1). The amount is due in equal monthly installments through June 2001 including interest at 7.25%.

The Company had unsecured working capital lines of credit with maximum borrowings of $65,000 for 2000 and 1999 of which $0 and $23,711 was outstanding at December 31, 2000 and 1999, respectively. Borrowings under these agreements bear interest at a floating rate of LIBOR plus 50 basis points.

In connection with its investments in low income housing limited partnerships, the Company is required as of December 31, 2000 to make additional contributions over the next year of $200. The additional contributions of $200 were discounted to $192 using the Company's incremental borrowing rate of 6%. Management anticipates that the cash flow from the tax credits generated by these investments will approximate the additional contributions during this period.

4. Leases
During 2000, the Company leased certain property under non-cancelable operating leases. Rental expense under such operating leases was $3,100 and $2,629 in 2000 and 1999, respectively. Future minimum lease payments under operating leases with non-cancelable terms are:

            2001                $4,060
            2002                $4,083
            2003                $4,134
            2004                $4,201
            2005                $2,921
            After 2005          $4,070

5. Stock Option and Stock Purchase Plans
Stock Option Plan
The Company has a 1987 and 1997 stock option plan which provide for the granting of options to purchase shares of the Company's stock to certain executives, employees, consultants and directors. The 1987 stock option plan expired on March 31, 1997 and was replaced by the 1997 stock option plan effective April 1, 1997. No new options can be granted under the 1987 stock option plan.

Under the 1997 stock option plan, options to acquire up to 2,000,000 shares of the stock may be granted to executives, employees, consultants and directors of the Company. Options under both plans carry various restrictions. Under the plans, certain options granted to employees will be incentive stock options within the meaning of Section 422A of the Internal Revenue Code and other options will be considered nonqualified stock options. Both incentive stock options and nonqualified stock options may be granted for no less than market value at the date of grant. Options are exercisable three months from the date of grant if the employee is age 55 or older; otherwise they are exercisable five years from the date of grant. The options expire no later than ten years after the date of grant. Also, no employee may participate in the incentive stock option plans if immediately after the grant he or she would directly or indirectly own more than 10% of the stock of the Company.

Transactions and other information relating to the 1987 and 1997 stock option plans for the three years ended December 31, 2000 are summarized below:

                                              Stock Option Plans
                                                                Weighted
                                                                Average
                                                                Fair Value
                                                   Weighted     of Options
                                                   Average      Granted
                                                   Exercise     During
                                    Shares        Price        the Year
 Balance, outstanding -
   December 31, 1997              1,431,366        $14.43
   Options granted                  642,500        $12.21          $3.20
   Options exercised                (79,366)       $ 4.89
   Options expired                 (336,400)       $18.20
 Balance, outstanding -
   December 31, 1998              1,658,100        $13.27
   Options granted                  310,950        $11.19          $3.67
   Options exercised               (109,472)       $11.13
   Options expired                  (63,078)       $15.19
 Balance, outstanding -
   December 31, 1999              1,796,500        $12.97
   Options granted                   16,000        $12.35          $4.69
   Options exercised                (87,650)       $ 7.60
   Options expired                  (46,750)       $12.57
 Balance, outstanding -
   December 31, 2000              1,678,100        $13.25
 Options exercisable -
   December 31, 2000                978,962        $14.25


Options exercisable at December 31, 1999 and 1998 were 1,006,821 and 864,300. The following table summarizes information concerning outstanding and exercisable options at December 31, 2000.

                        Options                      Options
                        Outstanding                  Exercisable
                                    Weighted                        Weighted
                                    Average                         Average
                   Number           Exercise         Number         Exercise
                   Outstanding      Price            Exercisable    Price

 $10.00              6,000          $10.00                -        $    -
 $11.19-$15.03   1,497,100          $12.65          803,962        $13.31
 $18.56            175,000          $18.56          175,000        $18.56
                 1,678,100                           978,962

On October 15, 1998, 2,500 stock options granted in 1998 and 325,500 stock options granted in 1997 for $15.00 per share to $21.75 per share were canceled and reissued at $12.19 per share. The reissued stock options are considered newly granted options under the provisions of the 1997 stock option plan.

The Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below if compensation cost for the Company's stock option plan had been determined based on the fair value at the grant date for awards in accordance with the provisions of SFAS No. 123.

                        2000                  1999                1998
                       As         Pro    As         Pro      As         Pro
                       Reported   Forma  Reported   Forma    Reported   Forma
 Net
  Income             $39,537   $38,955   $34,654   $34,130   $35,116   $34,796
 Basic
 earnings
 per share           $  1.61   $  1.58   $  1.40   $  1.38   $  1.37   $  1.36

 Diluted
  earnings
  per share          $  1.59   $  1.57   $  1.39   $  1.37   $  1.35   $  1.35


The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998; dividend yield of 2.93%, 3.00% and 3.00%, respectively; expected volatility of 32.6%, 34.3% and 29.10%, respectively; risk-free interest rate of 5.93%, 6.23% and 4.55%, respectively; and expected life of 6 years.

Stock Purchase Plan
The Company maintains a stock purchase plan which is available to all eligible employees. Under the plan, subscriptions of each subscribing employee are remitted to a custodian for investment in the common stock of the Company.

Minimum and maximum contributions under the plan are five hundred twenty dollars and five thousand two hundred dollars for each employee in any one year. At least monthly the custodian purchases the stock in the over-the-counter market and the Company allocates all purchased shares based on average price for all purchases and individual payroll deduction amounts.

Under the plan the Company is responsible for all costs of stock purchases and stock sales within the plan and any administrative costs related to issuance of stock certificates. Employees are responsible for the expense of sale or transfer on issued stock certificates.

6. Income Taxes
Consolidated income tax expense consists of the following:

                               2000            1999              1998

 Currently payable:
   Federal                  $17,447           $12,860           $13,670
   State                      3,789             2,921             3,198
                             21,236            15,781            16,868
 Deferred:
   Federal                    1,983             3,707             3,096
   State                        322               701               762
                              2,305             4,408             3,858
 Total income tax expense   $23,541           $20,189           $20,726


The effective income tax rates of 37.3% in 2000, 36.8% in 1999 and 37.1% in 1998 differ from the federal statutory rates for the following reasons:

                                          2000          1999            1998
 Statutory federal income
   tax rate                              35.0%          35.0%           35.0%
 State income taxes, net of
   federal income tax benefit             4.2            4.3             4.6
 Tax-free investment income
   and other                             (1.9)          (2.5)           (2.5)
                                         37.3%          36.8%           37.1%

Deferred tax liabilities (assets) are comprised of the following at December 31:


                                                   2000                1999
 Property and equipment, principally
   due to differences in depreciation            $ 40,076          $ 37,830
 Limited partnership investments,
   principally due to differences
   in tax basis                                     1,747             1,672
 Other                                                697               704
     Gross deferred tax liabilities                42,520            40,206
 Estimated liability for claims, prin-
   cipally due to differences in
   timing of recognition of expense                (1,660)           (1,555)
 Vacation liability, principally due to
   differences in timing of recognition
   of expense                                      (2,424)           (2,145)
 Allowance for bad debts, principally
   due to differences in timing of
   recognition of expense                            (405)             (587)
 Deferred compensation, principally
   due to differences in timing of
   recognition of expense                            (802)             (762)
 Other                                        (1,472)           (1,705)
     Gross deferred tax assets                     (6,763)           (6,754)
                                                  $35,757           $33,452


7.     Pension and Other Postretirement Benefit Plans
The Company offers a supplemental defined benefit pension plan for certain key officers and employees. The following summarizes the obligations, assumptions, and activity of the defined benefit pension plan as of and for the years ended December 31:


                                                    2000               1999
 Change in benefit obligation
  Benefit obligation at beginning of year         $1,888             $1,768
  Service cost                                        50                 62
  Interest cost                                     117                111
  Amortization of unrecognized
    transition asset                                  (6)                (6)
  Benefits paid                                      (63)               (47)
  Benefit obligation at end of year               $1,986          $1,888


The supplemental defined benefit pension plan is unfunded. The Company has recorded a liability for all benefit obligations.


                                                     2000               1999
 Discount rate                                       7.00%             6.50%
 Rate of compensation increase                       0.00%             0.00%


                                     2000             1999             1998
 Components of net periodic
   benefit cost
   Service cost                       $ 50            $ 62           $ 57
   Interest cost                      $117            $111            $104
   Amortization of unrecognized
     net transition asset             $ (6)           $ (6)           $ (6)
       Net periodic benefit cost      $161            $167            $155

In addition to the above defined benefit plan, the Company also has a trusteed profit sharing plan, two 401(k) plans for employees meeting certain eligibility requirements and participates in several multi-employer pension plans. The Company contributed $1,627, $1,569 and $1,443 to the profit sharing plan, $448, $329 and $568 to the 401(k) plans and $12,072, $10,781 and $9,841 to the multi-employer pension plans for 2000, 1999 and 1998, respectively.

8. Segment Information
The Company reports information about its operating segments according to the "management approach." The management approach is based on the way management organizes the segments within the enterprise for making operating decisions and assessing performance. The Company's reportable segments are identified based on differences in products and services.

The Company's reportable segments are: less-than-truckload hauling, truckload hauling, and warehousing/logistics services. The less-than-truckload hauling segment provides next day service in the Northeast region of the United States. The truckload hauling segment provides irregular route and dedicated services throughout the eastern, midwestern, and southwestern regions of the United States. The warehousing/logistics services segment specializes in integrated distribution services, order fulfillment, and contract packaging services in Pennsylvania and Texas.

The measurement basis of segment profit or loss is operating income. No single customer represented 10% or more of the Company's sales during 2000, 1999 and 1998.

The following tables present information about reported segments for the years ending December 31:


                                                    Ware-
                     Less-than-                     housing/          Segment
                     Truckload     Truckload        Logistics         Total

 2000
  Operating
    Revenues         $235,997      $178,546         $ 47,822         $462,365
  Operating income   $ 49,305      $  7,202         $  6,928         $ 63,435
  Total assets       $184,178      $133,116         $ 57,129         $374,423
  Depreciation and
    Amortization     $ 11,789      $ 17,393         $  3,913         $ 33,095
  Purchase of pro-
    perty and
    equipment        $ 19,694      $  5,735         $  2,809         $ 28,238
 1999
   Operating
    Revenues         $215,609      $175,599         $ 37,023         $428,231
  Operating income   $ 44,775      $  5,851         $  5,460         $ 56,086
  Total assets       $161,511      $159,005         $ 50,541         $371,057
  Depreciation and
    Amortization     $ 10,969      $ 17,822         $  2,678         $ 31,469
  Purchase of pro-
   perty and
   equipment         $ 14,327      $ 37,712         $ 15,869         $ 67,908
 1998
 Operating
   Revenues          $202,910      $171,366         $ 29,445         $403,721
 Operating income    $ 43,098      $  7,113         $  5,532         $ 55,743
 Total assets        $136,983      $157,563         $ 39,287         $333,833
 Depreciation and
   Amortization      $  9,952      $ 18,435         $  2,198         $ 30,585
 Purchase of pro-
   perty and
   equipment         $ 14,590      $ 28,295         $ 11,355         $ 54,240

A reconciliation of total segment operating revenues to total consolidated operating revenues, total segment operating income to consolidated net income before taxes for the years ended December 31, 2000, 1999 and 1998 and total segment assets to total consolidated assets for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                   2000              1999          1998
 Total segment operating
   Revenues                      $462,365         $428,231        $403,721
 Consolidated operating
   Revenues                      $462,365         $428,231        $403,721
 Total segment operating
   Income                        $ 63,435         $ 56,086        $ 55,743
   Unallocated corporate
     operating income (loss)          (15)            (242)            454
   Interest income                  2,134            1,250           1,673
   Interest expense                (1,646)          (1,353)         (1,173)
   Other                             (830)            (898)           (855)
 Consolidated net income
   before taxes                 $ 63,078         $ 54,843        $ 55,842
 Total segment assets            $374,423         $371,057        $333,833
   Unallocated corporate assets    14,279            7,206          11,380
   Elimination of intercompany
     Balances                     (31,855)         (32,520)        (25,102)
 Consolidated assets             $356,847         $345,743        $320,111


9. Fair Value of Financial Instruments
Financial instruments include cash and cash equivalents, marketable securities, investments in limited partnerships and notes payable. At December 31, 2000 and 1999, the carrying amount of cash equivalents approximates fair value because of the short-term maturity of those instruments, and the carrying value of marketable securities is fair market value. With respect to investments in limited partnerships, management has determined that the resulting carrying value approximates estimated fair market value. The fair value of the Company's obligations for contributions to limited partnerships approximates its carrying value.

The fair market value of the Company's notes payable approximates its carrying value and was based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities.

10. Transactions With Affiliates
Accounting and legal fees totaling approximately $909, $877 and $778 in 2000, 1999 and 1998, respectively, were paid or accrued to firms in which certain directors have financial interests.

11. Commitments and Contingencies
By agreement with its insurance carriers, the Company assumed liability for worker's compensation, property damage and public liability claims for claim years ending after June 30, 1998 up to $25 per occurrence, except for worker's compensation in New Jersey for the claim year ending June 30, 1999 only which was $250 per occurrence. The liability for claim years ending June 30, 1998, 1997, and 1996 was transferred to an outside insurance carrier for approximately $11,000 in 1999. The Company's liability for claim years ending June 30, 1995 and prior is up to $1,000 for the first occurrence and up to $500 for each subsequent occurrence. The excess liability is assumed by the insurance carriers up to $50,000. In conjunction with these agreements, the Company has issued irrevocable letters of credit to guarantee future payments of claims to the insurance carriers. At December 31, 2000 and 1999, the outstanding balance of the letters of credit was $4,000.

12. Acquisition
In October 2000, the Company acquired virtually all assets of National Corporate Marketing, Inc. (NCM), consisting primarily of accounts receivable and property, plant and equipment for cash paid of $3,683. Liabilities assumed with the acquisition consisted primarily of accrued vacation of $100. In addition, under the purchase agreement the Company is required to make additional payments to the former owners (Note 3) which has been recorded as a noncash transaction in the accompanying 2000 statement of cash flows. The overall acquisition has been accounted for under the purchase method and has been included in the logistics segment of the Company in the accompanying consolidated financial statements.

Report of Independent Accountants
To the Board of Directors and Shareholders of Arnold Industries, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows, present fairly, in all material respects, the financial position of Arnold Industries, Inc. and its subsidiaries (the Company) at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PRICEWATERHOUSECOOPERS LLP

One South Market Square
Harrisburg, Pennsylvania
March 2, 2001