Form 10-Q
period 2001-09-30
ARNOLD INDUSTRIES INC
filed 2001-11-08
CIK 700612

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

(Mark One)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001.

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

     Yes    X        No

     Common Stock, par value $1.00 per share: 24,806,766 shares outstanding (which excludes 5,135,862 treasury shares) as of November 1, 2001.

                 PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.


Condensed Consolidated Balance Sheets - September 30, 2001
     (Unaudited)                        and December 31, 2000

Condensed Consolidated Statements of
     Income (Three and Nine Month     - September 30, 2001 and
     Periods - Unaudited)               2000

Condensed Consolidated Statements of
     Cash Flows (Nine Month           - September 30, 2001 and
     Periods - Unaudited)               2000


Notes to Condensed Consolidated Financial Statements

                             ARNOLD INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                September 30,    December 31,
                                                    2001             2000
 ASSETS
  Current Assets
    Cash and Cash Equivalents                    38,660,867       31,213,063
    Marketable Securities                        13,303,094        6,121,077
    Accounts Receivable, Net                     49,939,310       54,238,224
    Notes Receivable, Current                       928,439          928,439
    Deferred Income Taxes                         1,764,677        3,315,097
    Prepaid Expenses and Supplies                 7,719,010        7,467,198
    Refundable Income Taxes                       1,295,425                0
      Total Current Assets                      113,610,822      103,283,098

  Property and Equipment, at Cost               420,040,413      402,903,394
  Less:  Accumulated Depreciation               187,449,382      170,986,786
      Total Property and Equipment              232,591,031      231,916,608

  Other Assets
    Goodwill, Net                                10,877,727       11,271,750
    Investments in Limited Partnerships           7,689,382        8,073,315
    Notes Receivable, Long-term                     332,515          868,865
    Other                                         1,119,968        1,433,761
      Total Other Assets                         20,019,592       21,647,691
        TOTAL ASSETS                            366,221,445      356,847,397

 LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Notes Payable                                   236,620        3,188,431
    Accounts Payable                             11,647,770       11,163,008
    Income Taxes                                          0        2,183,075
    Estimated Liability for Claims                5,131,748        5,232,026
    Accrued Expenses - Other                     17,938,759       14,687,836
      Total Current Liabilities                  34,954,897       36,454,376

  Long-term Liabilities
    Estimated Liability for Claims                2,001,000        2,001,000
    Deferred Income Taxes                        34,994,744       39,072,260
    Notes Payable                                   918,550        1,175,923
    Other                                         2,049,714        1,986,214
      Total Long-term Liabilities                39,964,008       44,235,397

  Stockholders' Equity
    Common Stock                                 29,942,628       29,942,628
    Paid-In Capital                               3,680,373        2,016,737
    Retained Earnings                           297,920,570      284,861,907
    Treasury Stock, at Cost                     (40,241,031)     (40,663,648)
      Total Stockholders' Equity                291,302,540      276,157,624

        TOTAL LIABILITIES
          AND STOCKHOLDERS' EQUITY              366,221,445      356,847,397

The accompanying notes, herein following, are an integral part of these consolidated financial statements.

                                 ARNOLD INDUSTRIES, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)



                         Nine Months Ended           Three Months Ended
                             September 30,               September 30,
                            2001          2000           2001         2000
 Operating Revenues      335,789,117   347,481,799   110,681,130   115,309,193

 Operating Expenses      301,290,906   299,390,499   100,728,875    99,483,878

 Operating Income         34,498,211    48,091,300     9,952,255    15,825,315

 Interest Expense           (146,122)   (1,367,644)      (32,847)     (475,280)

 Other Income
  (Deductions)              (700,364)      713,985    (1,131,696)      364,076

 Income Before
  Income Taxes            33,651,725    47,437,641     8,787,712    15,714,111

 Income Taxes             12,419,624    17,714,785     3,280,887     5,862,924

 Net Income               21,232,101    29,722,856     5,506,825     9,851,187



 Net Income
   per Common Share:
    Basic                    0.86          1.21          0.22          0.40
    Diluted                  0.84          1.20          0.22          0.39

 Average Common
  Shares Outstanding
    Basic                 24,764,686    24,604,035    24,802,140    24,591,581

    Effect of dilutive
      securities -
        Stock options        472,191       136,858       513,154       261,696

    Diluted               25,236,877    24,740,893    25,315,294    24,853,277

Dividends per
  Common Share               0.33          0.33          0.11          0.11



The accompanying notes, herein following, are an integral part of these consolidated financial statements.

                           ARNOLD INDUSTRIES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                         Nine Months Ended
                                                            September 30,
                                                         2001          2000
 Operating Activities
  Net Income                                          21,232,101    29,722,856
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
      Depreciation and Amortization                   24,695,678    25,603,676
      Provision for Deferred Taxes                    (2,527,096)    2,492,031
      Other                                             (132,396)   (1,601,154)
      Changes in Operating Assets & Liabilities:
        (Increase) in Accounts Receivable              4,298,914    (3,157,831)
        (Increase) Decrease in Prepaid Expenses
           and Supplies                                 (251,812)    2,245,060
        Increase (Decrease) in Accounts Payable          484,762     1,066,407
        (Decrease) in Estimated Liability for Claims    (100,278)    1,030,866
        Increase in Other Accrued Expenses              (227,577)     (633,832)
        Other                                             63,500        62,600
      Net Cash Provided by
          Operating Activities                        47,535,796    56,830,679

 Investing Activities
  Proceeds from Sale of Investment Securities          2,025,622       506,610
  Purchase of Investment Securities                   (9,055,449)     (808,217)
  Proceeds from Disposition of
    Property and Equipment                             3,691,399     9,197,506
  Purchase of Property and Equipment                 (28,312,942)  (21,447,683)
  Capital Contributions to
    Limited Partnerships                                (191,557)   (1,136,102)
  Other                                                  859,743       946,308
        Net Cash Used In Investing Activities        (30,983,184)  (12,741,578)

 Financing Activities
  Cash Dividends Paid                                 (8,173,434)  (8,124,092)
  Purchase of Treasury Stock                                       (1,391,250)
  Proceeds from Employee Stock Options Exercised       2,086,253      386,622
  Proceeds from Short-term Debt
  Principal Payments on Short-term Debt               (3,017,627) (11,186,334)
  Other
        Net Cash Used In Financing Activities         (9,104,808) (20,315,054)

 Increase in Cash and Cash Equivalents                 7,447,804   23,774,047

 Cash and Cash Equivalents - Beginning of Year        31,213,063   16,231,274

 Cash and Cash Equivalents - End of Period            38,660,867   40,005,321

 Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
     Interest                                            116,169    1,414,944
     Income Taxes                                     18,422,455   18,512,149


The Company had non-cash investing and financing transactions in the nine months ended September 30, 2000 relating to the following:

   Financing of insurance premiums on installment note              5,734,783


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

     The results of operations for the three and nine-month periods ending September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

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

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" (SFAS 141) and SFAS No.142 "Goodwill and Other Intangible Assets" (SFAS 142), which are effective July 1, 2001 and January 1, 2002, respectively. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. In addition, goodwill recorded as a result of business combinations completed during the six-month period ending
December 31, 2001 will not be amortized. All intangible assets with indefinite lives will be tested for impairment in accordance with the provisions of the Statement. The Company is currently reviewing the provisions of SFAS 141 and SFAS 142 and assessing the impact of adoption.

     In October 2001, the Financial Accounting Standards Board approved SFAS No. 144 (SFAS 144) "Accounting for the Impairment or Disposal of Long-Lived Assets" which is effective for financial statements issued for fiscal years beginning after December 15, 2001. SFAS 144 supersedes the accounting provisions of APB 30 that address the disposal of a segment of a business and requires that such long-lived assets be reported at fair value less cost to sell. It requires that long lived assets to be abandoned, exchanged for similar productive assets or distributed to owners in a spin-off be considered held for use until they are abandoned, exchanged or distributed. It also eliminates the exception to consolidation for a subsidiary when control is expected to be temporary. The Company is currently evaluating the impact of SFAS 144 on the consolidated financial statements.

Note 2:   Segment Information

     Set forth below is a schedule of the Unaudited Operating
Revenues, Expenses and Operating Income of the LTL, TL and
Fulfillment/Logistics segments:

                                        (Dollars in Thousands)
                                     Third Quarter Ended September 30,
                                          2001                 2000
                                   Amount      %          Amount      %
 LESS-THAN-TRUCKLOAD
     Operating Revenues            53,600     100.0        60,318   100.0
     Operating Expenses            46,245      86.3        47,918    79.4
       Operating Income             7,355      13.7        12,400    20.6

 TRUCKLOAD
     Operating Revenues            43,001     100.0        44,204   100.0
     Operating Expenses            42,022      97.7        42,279    95.6
       Operating Income               979       2.3         1,925     4.4

 FULFILLMENT/LOGISTICS
     Operating Revenues            14,080     100.0        10,788   100.0
     Operating Expenses            12,456      88.5         9,286    86.1
       Operating Income             1,624      11.5         1,502    13.9

 Unallocated Corporate
  Operating Income (loss)              (6)                     (2)
  Consolidated Operating Income     9,952                  15,825


                                          (Dollars in Thousands)
                                Nine-Month Period Ended September 30,
                                         2001              2000
                                  Amount       %          Amount      %
 LESS-THAN-TRUCKLOAD
     Operating Revenues           163,962    100.0        178,462   100.0
     Operating Expenses           138,675     84.6        140,987    79.0
       Operating Income            25,287     15.4         37,475    21.0

 TRUCKLOAD
     Operating Revenues           129,033    100.0        135,276   100.0
     Operating Expenses           125,330     97.1        129,593    95.8
       Operating Income             3,703      2.9          5,683     4.2

 FULFILLMENT/LOGISTICS
     Operating Revenues            42,794    100.0         33,743   100.0
     Operating Expenses            37,273     87.1         28,785    85.3
       Operating Income             5,521     12.9          4,958    14.7


 Unallocated Corporate
  Operating Income (loss)             (13)                    (25)
 Consolidated Operating Income     34,498                  48,091

Note 3:   Commitments and Contingencies

     By agreement with its insurance carriers, the Company has assumed liability for certain worker's compensation, property damage and public liability claims. As reported in Note No. 11 to the Consolidated Financial Statements contained in the Company's Annual Report for the calendar year ended December 31, 2000 (incorporated by reference into the Company's 10-K filed with the SEC on March 28, 2001), the outstanding balance on letters of credit posted to secure the Company's contingent liability under such claims was $4,000,000 on December 31, 2000. During the third quarter of 2001, there was no material adverse change in the Company's contingent liability for these claims from the information reported in the Company's 2000 Annual Report.


Note 4:  Merger Agreement

     On August 22, 2001, in a joint press statement with Roadway, the Company announced that the Board had authorized execution of a definitive Merger Agreement with Roadway, subject, nevertheless, to the approval of the Company's shareholders. The net effect of the merger, if approved by shareholders, is that all issued and outstanding shares of the Company will be exchanged for $21.75 per share in cash and Arnold Industries, Inc. will merge with and into a wholly-owned subsidiary of Roadway. A special meeting of Company shareholders is scheduled for November 20, 2001. It is anticipated that the merger would be consummated on or about November 30, 2001, in the event of shareholder approval. In addition, on October 17, 2001, Roadway announced that it entered into an agreement with
E. H. Arnold, Chief Executive Officer of Arnold Industries, Inc., for the sale of Arnold Industries' logistics operations to E. H. Arnold and Arnold Logistics, Inc., for $105 million in cash. The transaction is subject to regulatory approval and the completion of Roadway's acquisition of Arnold Industries.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

General:

     Operating Revenues on a consolidated basis for the third quarter of 2001 were $110,681,130, a decrease of $4,628,063 or 4%
over Operating Revenues for 2000's third quarter. For the same period, Operating Expenses increased $1,244,997, or 1%; Income before Income Taxes decreased $6,926,399, a decrease of 44%; and Net Income decreased $4,344,362, or 44%. Earnings Per Share-Basic for the third quarter of 2001 decreased as compared to the third quarter of 2000 from $.40 per share to $.22 per share, a decrease of 45%. Basic earnings per share for the third quarter of 2001 were $.25 before special pre-tax charges of $1,124,797 related to the acquisition of the Company by Roadway Corporation ("Roadway"). Operating Income on a consolidated basis decreased during the third quarter of 2001 relative to the comparable period of 2000. Operating Income decreased by $5,873,060 from $15,825,315 to $9,952,255, a decrease of 37%.

     The Company's combined Operating Revenues for the nine months ended September 30, 2001, were $335,789,117, a decrease of $11,692,682, or 3% over the comparable nine-month period in 2000. For the same period, Operating Expenses increased $1,900,407, or 1%. Operating Income decreased during the nine-month period, from $48,091,300 in 2000 to $34,498,211 in 2001, or a 28% decrease.
Income Before Income Taxes decreased by $13,785,916, a decrease of 29%; and Net Income also decreased by $8,490,755, a decrease of 29%. Earnings Per Share-Basic decreased by $.35 a share from $1.21 for the first nine months of 2000 to $.86 for the first nine months of 2001. Basic earnings per share for the first nine months of 2001 were $.89 before special pre-tax charges of $1,285,796 related to the acquisition by Roadway.

     On August 22, 2001, in a joint press statement with Roadway, the Company announced that the Board had authorized execution of a definitive Merger Agreement with Roadway, subject, nevertheless, to the approval of the Company's shareholders. The net effect of the merger, if approved by shareholders, is that all issued and outstanding shares of the Company will be exchanged for $21.75 per share in cash and Arnold Industries, Inc. will merge with and into a wholly-owned subsidiary of Roadway. A special meeting of Company shareholders is scheduled for November 20, 2001. It is anticipated that the merger would be consummated on or about November 30, 2001, in the event of shareholder approval. In addition, on October 17, 2001, Roadway announced that it entered into an agreement with
E. H. Arnold, Chief Executive Officer of Arnold Industries, Inc., for the sale of Arnold Industries' logistics operations to E. H. Arnold and Arnold Logistics, Inc., for $105 million in cash. The transaction is subject to regulatory approval and the completion of Roadway's acquisition of Arnold Industries.

  The merger of Arnold Industries with and into a subsidiary of Roadway, and the subsequent sale of Arnold Logistics by Roadway, means that the Company will cease to be independently owned by its current group of shareholders. As the sole shareholder of Arnold Industries, Roadway has publicly stated that it intends to operate New Penn Motor Express, Inc. ("New Penn") and Arnold Transportation Services, Inc. ("ATS") independently under their own brand names and that each company's management team and headquarters location will remain the same. Accordingly, although current management can speak to the past and present with respect to Company operations, any analysis of future trends and prospects must necessarily be viewed in light of the pending transaction and the inevitable changes that a merger would entail. In the event that a merger is not consummated for whatever reason, then current management's discussion and analysis of future trends would again be relevant to investment decisions in the Company.

     Management believes that the results of the Company's operations during the third quarter of 2001 reflect the softening of the U.S. economy as a whole, as well as certain impediments to transportation resulting from the events of September 11. The softening of the U.S. economy is well documented in recent weeks and is evidenced by a marked decline in the manufacture, shipment and sale of goods. All three segments of the Company's operations, LTL, TL and fulfillment/logistics, were impacted by the decline. The declines in revenues experienced at both New Penn, the Company's less-than-truckload carrier, and at ATS, the Company's truckload carrier, appear to be in line with the declines experienced across the trucking industry. Management does not believe that market share has been lost in the current downturn, but does believe that the overall market has contracted due to current economic conditions. When and how that market will expand again is beyond management's ability to predict.

New Penn Motor Express, Inc.:

     New Penn experienced an 11% decline in revenues over the revenues generated during the third quarter of 2000. Operating income decreased 41% over the comparable period of 2000, as the operating ratio deteriorated from 79.4 to 86.3.

     A comparison of results for the first nine months of 2001 against the first nine months of 2000 reflects that New Penn experienced an 8% decline in Operating Revenues; Expenses decreased by 2% over the comparable period of 2000; and Operating Income declined by 33% over the prior period.

     Although the results were not up to the level that management has come to expect from New Penn, New Penn's third quarter operations were as good as could be expected under the circumstances. With fewer goods being produced and shipped, overall tonnage at New Penn was down by 15%. At the same time, many costs are at fixed levels and are not easily reduced.
Terminal capacity is one such cost. Employee expense, while remaining high, has been controlled through attrition without the need for major lay-offs. Management is making every effort to control costs, while at the same time spending the time and energy necessary to make the company more efficient in today's competitive environment.

     In addition to the softening of the U.S. economy generally, New Penn faced the added difficulty of making pick-ups and deliveries in and around New York City after the events of September 11. Traffic disruptions resulting from bridge and tunnel closures, as well as heightened security checks, have increased costs of operations in the New York City metropolitan area, a prime market for New Penn comprising roughly 10% of its business. Management anticipates that bridge and tunnel closures will be discontinued in coming months, and that security checks, while continuing, will become more efficient and less time-consuming in the future. Accordingly, although carrier service in the New York City area is unlikely to return to the ease of operation enjoyed before September 11, management does not believe that the changes will materially affect the on-going business prospects of New Penn.

     Total shipments, tonnage and miles logged on all shipments completed by New Penn during the third quarter of 2001 in comparison to the third quarter of 2000 are as follows:

                                 Third Quarter Ended September 30,
                                     2001                2000
Total Shipments                     466,193             528,318
Total Tonnage                       242,926             285,153
Total Miles                      12,472,536          13,364,845

Arnold Transportation Services, Inc.:

     ATS experienced a 3% decline in Operating Revenues and Operating Income decreased 49% during the third quarter of 2001 over the third quarter of 2000.

     ATS experienced a 5% decline in Operating Revenues during the first nine months of 2001 over the revenues generated during the first nine months of 2000; Expenses declined by 3% over the comparable period of 2000; and Operating Income declined 35% over the prior period.

     As a truckload carrier, ATS enjoys a somewhat more stable shipping environment than a typical LTL carrier is likely to enjoy, due to fixed contracts and standardized delivery schedules. Nevertheless, ATS did experience a decline in tonnage during the third quarter of 2001, reflecting a general decline in output and sales at major national manufacturers and retailers.

     Total shipments and miles logged on shipments completed by Arnold Transportation during the third quarter of 2001 in comparison to the third quarter of 2000 are as follows:

                                  Third Quarter Ended September 30,
                                      2001            2000
Total Shipments                      89,831          81,527
Total Miles                          31,708          31,996

Arnold Logistics:

     Arnold Logistics ("ARLO"), a division of ATS that conducts a fulfillment and logistics business, increased revenues 31% beyond
the revenue gains of the prior year's third quarter.   Operating
income increased 8% compared to the third quarter 2000. Margins deteriorated, however, as the quarter included substantial start-up costs for new fulfillment projects. The acquisition of National Corporate Marketing ("NCM") of Irving, TX, completed on October 2, 2000, favorably impacted Third Quarter comparisons. NCM provides fulfillment, distribution, direct mail and printing services. ARLO's management continues to focus on consolidating new fulfillment business generated over the last year.

     A comparison of results for the first nine months of 2001 against the first nine months of 2000 reflects that ARLO experienced a 27% increase in Operating Revenues; Expenses increased by 29% over the comparable period of 2000; and Operating Income increased by 11% over the prior period.

Working Capital; Property and Equipment:

     Arnold Industries' working capital at the end of the Third Quarter of 2001 was $78,655,925. This represents an increase of $6,632,097 or 9% from the working capital at the end of the previous quarter in 2001. The increase in working capital reflects the Company's continuing revenue and income streams while at the same time winding down and/or completing capital expansion and acquisition projects initiated in prior years, particularly at ATS and ARLO. ATS significantly updated its fleet in recent years and has sufficient capacity with its current fleet to meet anticipated demand. ARLO completed its Lancaster, PA, warehouse project in the second and third quarters of 2000, and currently is not building additional warehouse space.

     The Company's investment in Property and Equipment (Less Accumulated Depreciation) as of the end of the third quarter of 2001 stood at $232,591,031. This figure represents a decrease from June 30, 2001, of $4,689,314, or 2%, reflecting depreciation and asset sales. Funding for future acquisitions of Property and Equipment will likely be accomplished through the use of cash generated from current operating and investment activities, supplemented, when necessary, by short or long-term financing. Management continues to seek opportunities for profitable expansion of the Company.

     Cash provided by Operating Activities decreased by $9,294,883 from $56,830,679 in 2000 $47,535,796 in 2001 principally related to the decline in net income offset by a reduction in accounts receivable. Cash Used in Investing Activities increased to $30,983,184 in 2001 related primarily to purchases of investments and investment in property, plant, and equipment. Cash used in Financing Activities decreased $11,210,246 principally related to a decrease in short-term debt payments.

     On October 30, 2001, the Company announced its quarterly cash dividend of $.11 per share, payable November 29, 2001, to stockholders of record on November 15, 2001.

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

     No matters were brought to a vote of the shareholders during the third quarter of 2001.

                    PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

          (a) The Company made a filing on Form 8-K on August 22, 2001. The filing reported execution of a definitive Merger
Agreement between the Company and Roadway Corporation, which Agreement was executed on August 21, 2001.

                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ARNOLD INDUSTRIES, INC.
                                    (Registrant)


Date:  November 8, 2001        By    /s/ Heath L. Allen
                                 Heath L. Allen, Secretary



Date:  November 8, 2001        By    /s/ Ronald E. Walborn
                                 Ronald E. Walborn, Treasurer